Form 10-Q
period 2020-06-30
Forma Therapeutics Holdings, Inc.
filed 2020-08-13
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39333

Forma Therapeutics Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1657129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Arsenal Street, Suite 100 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 679-1970

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FMTX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 31, 2020, the registrant had 41,118,263 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

∎	the timing and the success of preclinical studies and clinical trials of FT-4202 and FT-7051 and any other product candidates;

∎	the initiation of any clinical trials of FT-4202 and FT-7051 and any other product candidates;

∎	our need to raise additional funding before we can expect to generate any revenues from product sales;

∎	our ability to conduct successful clinical trials or obtain regulatory approval for FT-4202 and FT-7051 or any other product candidates that we may identify or develop;

∎	our heavy dependence upon the success of our research to generate and advance additional product candidates;

∎	our ability to establish an adequate safety or efficacy profile for FT-4202 and FT-7051 or any other product candidates that we may pursue;

∎	the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;

∎	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;

∎	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

∎

our ability to advance any product candidates into, and successfully complete, clinical studies, including clinical studies necessary for regulatory approval and commercialization, and to demonstrate to the regulators that the product candidates are safe, effective, pure and potent and that their benefits outweigh known and potential risks for the intended patient population;

∎	our estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

∎	our ability to maintain and establish collaborations;

∎	the potential benefits with the continued existence of licenses to Boehringer Ingelheim and Celgene, now Bristol-Myers Squibb;

∎	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved;

∎	our ability to effectively manage our anticipated growth;

∎	developments relating to our competitors and our industry, including the impact of government regulation;

∎	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

∎

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, our clinical trials, our research programs, our healthcare systems or the global economy as a whole; and

∎	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$374,947	$173,180
Marketable securities	39,354	—
Accounts receivable	—	227
Income tax receivable	23,394	592
Prepaid expenses and other current assets	17,421	3,314
Total current assets	455,116	177,313
Property and equipment, net	1,901	5,102
Other assets	10,495	620
Total assets	$467,512	$183,035
Liabilities, Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,753	$3,521
Accrued expenses and other current liabilities	21,065	20,108
Deferred revenue	—	1,239
Total current liabilities	24,818	24,868
Warrant liability	2,969	364
Deferred rent, noncurrent	1,228	1,426
Total liabilities	29,015	26,658
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2020; 2,304,815 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $4,801 at December 31, 2019)	—	4,656
Series B-1 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2020; 14,921,676 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $18,942 at December 31, 2019)	—	20,907
Series B-2 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2020; 8,790,249 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $10,626 at December 31, 2019)	—	12,272
Series D redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2020; 53,593,440 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $100,296 at December 31, 2019)	—	100,296
Stockholders’ equity:
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2020; 6,452,619 shares authorized, issued and outstanding at December 31, 2019	—	385
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 and 138,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 41,118,263 and 2,250,696 shares issued at June 30, 2020 and December 31, 2019, respectively; 41,016,181 and 2,250,696 shares outstanding at June 30, 2020 and December 31, 2019, respectively	41	2
Enterprise junior stock, $0.001 par value; no shares and 12,520,978 shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares and 2,926,851 shares issued at June 30, 2020 and December 31, 2019, respectively; no shares and 2,597,091 shares outstanding at June 30, 2020 and December 31, 2019, respectively	—	3
Additional paid-in capital	439,662	1,116
(Accumulated deficit) retained earnings	(1,206)	16,740
Total stockholders’ equity	438,497	18,246
Total liabilities, redeemable convertible and convertible preferred stock and stockholders’ equity	$467,512	$183,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$—	$17,727	$—	$89,736
Operating expenses:
Research and development	20,511	28,065	43,721	56,715
General and administrative	6,448	5,688	15,381	10,606
Restructuring charges	(20)	849	63	5,075
Total operating expenses	26,939	34,602	59,165	72,396
Income (loss) from operations	(26,939)	(16,875)	(59,165)	17,340
Other income (loss):
Gain on Hit Discovery divestiture	—	—	23,312	—
Interest income	895	782	1,536	1,979
Other income (loss), net	(2,634)	11	(2,616)	312
Total other income (loss), net	(1,739)	793	22,232	2,291
Income (loss) before taxes	(28,678)	(16,082)	(36,933)	19,631
Income tax benefit	(3,238)	(1,325)	(22,723)	(1,217)
Net income (loss) and comprehensive income (loss)	$(25,440)	$(14,757)	$(14,210)	$20,848
Preferred return on Series A convertible preferred shares	—	(57)	—	(170)
Accretion of preferred return on Series B redeemable convertible preferred shares	—	(543)	—	(1,618)
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	(1,800)	—	(3,736)	—
Distribution to holders of Series A convertible preferred shares, Series B and Series C1 redeemable convertible preferred shares in excess of accrued preferred return	—	—	—	(11,347)
Undistributed earnings allocable to participating securities	—	—	—	(5,815)
Net loss allocable to shares of common stock, basic and diluted	$(27,240)		$(17,946)
Net income (loss) allocable to shares of Common 1, basic		$(15,357)		$1,898
Change in fair value attributable to warrants to purchase Series B redeemable convertible preferred shares		(7)		(317)
Net income (loss) allocable to shares of Common 1, diluted		$(15,364)		$1,581
Net loss per share of common stock, basic and diluted	$(4.58)		$(4.23)
Net income (loss) per share of Common 1:
Basic		$(6.03)		$0.74
Diluted		$(6.03)		$0.61
Weighted-average shares of common stock outstanding, basic and diluted	5,943,165		4,245,622
Weighted-average shares of Common 1 outstanding:
Basic		2,547,924		2,547,924
Diluted		2,547,924		2,581,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series B Redeemable Convertible Preferred Shares		Series C1 Redeemable Convertible Preferred Shares		Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series A Convertible Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	23,711,925	$56,453	6,357,260	$10,000	—	$—	—	$—	—	$—	—	$—	2,304,815	$5,550
Cumulative effect adjustment for adoption of Topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	—	95,359	535	—	—	—	—	—	—	—	—	—	—
Distribution to holders of redeemable convertible and convertible preferred shares	—	(29,065)	—	(10,150)	—	—	—	—	—	—	—	—	—	(867)
Reclassification of Series C1 redeemable convertible preferred shares to permanent equity	—	—	(6,452,619)	(385)	—	—	—	—	—	—	—	—	—	—
Accretion of preferred return on Series B redeemable convertible preferred shares	—	1,075	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	23,711,925	$28,463	—	$—	—	$—	—	$—	—	$—	—	$—	2,304,815	$4,683
Accretion of preferred return on Series B redeemable convertible preferred shares	—	543	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	23,711,925	$29,006	—	$—	—	$—	—	$—	—	$—	—	$—	2,304,815	$4,683

Balance at December 31, 2019	—	$—	—	$—	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296	—	$—
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	1,936	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$102,232	—	$—
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	1,800	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible and convertible preferred stock into common stock	—	—	—	—	(2,304,815)	(4,656)	(14,921,676)	(20,907)	(8,790,249)	(12,272)	(53,593,440)	(104,032)	—	—
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series C1 Redeemable Convertible Preferred Shares		Series C Convertible Preferred Stock		Common 1		Common Stock		Enterprise Junior Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	—	$—	—	$—	1,953,442	$229	—	$—	—	$—	$—	$(54,648)	$(48,869)
Cumulative effect adjustment for adoption of Topic 606	—	—	—	—	—	—	—	—	—	—	—	116,157	116,157
Exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to holders of redeemable convertible and convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(3,918)	(4,785)
Reclassification of Series C1 redeemable convertible preferred shares to permanent equity	6,452,619	385	—	—	—	—	—	—	—	—	—	—	385
Accretion of preferred return on Series B redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(1,075)	(1,075)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	764	764
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	35,605	35,605
Balance at March 31, 2019	6,452,619	$385	—	$—	1,953,442	$229	—	$—	—	$—	$—	$92,885	$98,182
Accretion of preferred return on Series B redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(543)	(543)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	497	497
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(14,757)	(14,757)
Balance at June 30, 2019	6,452,619	$385	—	$—	1,953,442	$229	—	$—	—	$—	$—	$78,082	$83,379

Balance at December 31, 2019	—	$—	6,452,619	$385	—	$—	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Exercise of options to purchase common stock	—	—	—	—	—	—	496	—	—	—	3	—	3
Exercise of warrant to purchase common stock	—	—	—	—	—	—	297,241	—	—	—	12	—	12
Equity-based compensation	—	—	—	—	—	—	—	—	38,339	—	1,210	—	1,210
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	11,230	11,230
Balance at March 31, 2020	—	$—	6,452,619	$385	—	$—	2,548,433	$2	2,635,430	$3	$2,341	$26,034	$28,765
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,800)	(1,800)
Equity-based compensation	—	—	—	—	—	—	—	—	25,440	—	1,256	—	1,256
Conversion of redeemable convertible and convertible preferred stock into common stock	—	—	(6,452,619)	(385)	—	—	20,349,223	21	—	—	142,231	—	141,867
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	2,124,845	2	(2,660,870)	(3)	1	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	—	—	—	—	15,964,704	16	—	—	293,691	—	293,707
Vesting of restricted common stock	—	—	—	—	—	—	925	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	28,051	—	—	—	142	—	142
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(25,440)	(25,440)
Balance at June 30, 2020	—	$—	—	$—	—	$—	41,016,181	$41	—	$—	$439,662	$(1,206)	$438,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(14,210)	$20,848
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	827	1,537
Equity-based compensation	2,466	1,261
Change in fair value of warrant liability	2,605	(317)
Accretion of marketable securities	(65)	(858)
Gain on Hit Discovery divestiture	(23,312)	—
Interest income on future cash payments from Integral Health	(824)	—
Loss on sale of property and equipment	10	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	227	81,276
(Increase) in income taxes receivable	(22,802)	(1,280)
Decrease (increase) in prepaid expenses and other current assets	(1,727)	683
Increase (decrease) in accounts payable	328	(3,258)
(Decrease) in accrued expenses and other current liabilities	(150)	(5,422)
(Decrease) in income taxes payable	—	(3,258)
(Decrease) in deferred rent, noncurrent	(198)	(164)
(Decrease) in deferred revenue, current and noncurrent	—	(87,626)
Net cash provided by (used in) operating activities	(56,825)	3,422
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(50,139)	(106,583)
Proceeds from maturity of marketable securities	10,850	87,497
Purchases of property and equipment	(103)	(320)
Net proceeds from Hit Discovery divestiture	2,840	—
Net cash (used in) investing activities	(36,552)	(19,406)
Cash flows from financing activities
Distribution to holders of redeemable convertible and convertible preferred shares	—	(44,000)
Proceeds from exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	150
Proceeds from initial public offering of common stock, net of issuance costs	295,125	—
Proceeds from exercise of warrant to purchase common stock	12	—
Proceeds from exercise of options to purchase common stock	145	—
Payment of issuance costs on Series D redeemable convertible preferred stock	(259)	—
Net cash provided by (used in) financing activities	295,023	(43,850)
Net increase (decrease) in cash, cash equivalents and restricted cash	201,646	(59,834)
Cash, cash equivalents and restricted cash, beginning of the period	173,796	84,064
Cash, cash equivalents and restricted cash, end of the period	$375,442	$24,230
Supplemental disclosure of non-cash activities:
Accretion of preferred return and cumulative dividends on preferred securities	$3,736	$1,618
Public offering costs included in accounts payable and accrued expenses	$1,418	$—
Purchases of property and equipment included in accounts payable	$11	$—
Installment Receivable in prepaid expenses and other current assets (Note 16)	$13,416	$—
Equity Consideration in other assets (Note 16)	$10,000	$—
Conversion of enterprise junior stock into common stock	$3	$—
Conversion of redeemable convertible and convertible preferred stock into common stock	$142,252	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—Organization and Nature of Business

On October 2, 2019, Forma Therapeutics Holdings, LLC, a Delaware limited liability company formed in December 2011, was reorganized into Forma Therapeutics Holdings, Inc. (the “Reorganization”). As part of the Reorganization, each share of Series A convertible preferred shares (“Series A Preferred Shares”), Series B redeemable convertible preferred shares (“Series B Preferred Shares”), Series C1 redeemable convertible preferred shares (“Series C1 Preferred Shares”) and Common 1 shares of Forma Therapeutics Holdings, LLC issued and outstanding immediately prior to the Reorganization was exchanged for shares of Series A convertible preferred stock (“Series A Preferred Stock”), Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”) or Series B-2 convertible preferred stock (“Series B-2 Preferred Stock”), Series C convertible preferred stock (“Series C Preferred Stock”) and common stock, respectively, of Forma Therapeutics Holdings, Inc. on a one-for-one basis, with the significant rights and preferences of the securities held before and after the Reorganization being substantially the same. Previously outstanding vested and unvested enterprise incentive shares of Forma Therapeutics Holdings, LLC were exchanged for an equal number of vested and unvested shares of enterprise junior stock, respectively. The unvested enterprise junior stock was issued with the same vesting terms as the unvested enterprise incentive shares held immediately prior to the Reorganization. Outstanding warrants to purchase shares of Series B Preferred Shares and Common 1 shares of Forma Therapeutics Holdings, LLC were exchanged on a one-for-one basis for warrants to purchase Series B-3 convertible preferred stock (“Series B-3 Preferred Stock”) and common stock, respectively, with the same exercise price and substantially the same terms of the outstanding warrants held immediately before the Reorganization.

Upon consummation of the Reorganization, the historical consolidated financial statements of Forma Therapeutics Holdings, LLC became the historical consolidated financial statements of Forma Therapeutics Holdings, Inc. For purposes of these condensed consolidated financial statements, “the Company” refers to Forma Therapeutics Holdings, LLC prior to the Reorganization and Forma Therapeutics Holdings, Inc. after the Reorganization.

On June 23, 2020, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 15,964,704 shares of its common stock at a public offering price of $20.00 per share, including 2,082,352 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $319.3 million. The Company raised approximately $293.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of Series A Preferred Stock, Series B-1 Preferred Stock, Series B-2 Preferred Stock, Series C Preferred Stock, and Series D redeemable convertible preferred stock (“Series D Preferred Stock”) automatically converted into 20,349,223 shares of common stock; all issued shares of enterprise junior stock automatically converted into 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively; and warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. Subsequent to the closing of the IPO, there were no shares of preferred stock or enterprise junior stock outstanding. In connection with the closing of the IPO, the Company filed a second amended and restated certificate of incorporation (“Second Amended Certificate of Incorporation”) to change the authorized capital stock to 160,000,000 shares of which 147,494,175 are designated as voting common stock, 2,505,825 are designated as non-voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

Liquidity

The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. The Company is building a pipeline of therapeutics with a focus on these areas and has devoted substantially all of its resources to the research and development of its drug development efforts, comprised of research and development, manufacturing, conducting clinical trials, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain sustained profitable operations through commercialization of products.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third-party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

The Company has determined that its cash, cash equivalents and marketable securities of $414.3 million as of June 30, 2020 will be sufficient to funds its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and completion of the IPO. The Company has experienced significant negative cash flows from operations during the six months ended June 30, 2020. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements prior to the Reorganization include the accounts of Forma Therapeutics Holdings, LLC and its wholly owned subsidiaries. The condensed consolidated financial statements subsequent to the Reorganization include the accounts of Forma Therapeutics Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures generally included in financial statements in conformity with GAAP have been condensed or omitted in accordance with such rules and regulations. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standard Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements included in the Company’s final prospectus filed with the SEC pursuant to the Rule 424(b)(4) on June 22, 2020 (“Prospectus”). Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies except as noted below.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of redeemable convertible and convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The financial data and other information contained in the notes thereto as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the Company’s audited consolidated financial statements included in the Prospectus.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.  Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, included in the Prospectus.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Amounts in restricted cash consist of a security deposit and a letter of credit, both of which secure the Company’s respective office spaces. Pursuant to the Hit Discovery divestiture in March 2020, and the assignment and assumption of the Company’s Branford, CT lease to Integral Health, the security deposit restricted as of December 31, 2019 was transferred to Integral Health (see Note 16). Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of June 30, 2020 and 2019 to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$374,947	$23,614
Restricted cash	495	616
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$375,442	$24,230

As of June 30, 2020, cash equivalents included $10.0 million of U.S. Government securities with an original term of less than 90 days stated at amortized cost. The Company did not hold any such securities as of December 31, 2019.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net income (loss) and comprehensive income (loss) presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to additional paid-in capital generated as a result of the offering. On June 23, 2020, the Company completed the IPO. Accordingly, the Company recognized the deferred offering costs of approximately $3.2 million as a reduction from the gross proceeds associated with the closing of the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. As such, there were no deferred offering costs in the accompanying condensed consolidated balance sheet as of June 30, 2020. The Company incurred no deferred offering costs as of December 31, 2019.

Equity-Based Compensation

The Company accounts for equity awards, including grants of enterprise incentive shares, enterprise junior stock, stock options and restricted common stock, in accordance with ASC 718, Compensation – Stock Compensation (“Topic 718”). Topic 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. The Company recognizes equity-based compensation expense for any non-employee awards consistent with equity awards issued to employees. As it relates to both employee and non-employee equity awards, the Company has elected to account for forfeitures as they occur.

For awards granted prior to the IPO, for the three months ended June 30, 2020, the Company used a probability-weighted expected returns method (“PWERM”) with four scenarios to value the common securities underlying the awards: an IPO, a delayed IPO, a sale of the Company and a remain private scenario. In the IPO and sale scenarios, the Company estimated an equity value based on the guideline public company method under a market approach. The guideline public companies consist of biopharmaceutical companies with recently completed initial public offerings. For the remain private scenario, the Company back-solved to the price of a recently issued preferred security. The Company converted its estimated future value in each scenario to present value using a risk-adjusted discount rate. The relative probability of each scenario was determined based on an assessment of then-current market conditions.

Where appropriate, the Company applied a discount for lack of marketability to the value indicated for the common securities.

There are significant judgments and estimates inherent in the determination of the fair value of the common securities. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred securities, the superior rights and preferences of securities senior to the common securities at the time of, and the likelihood of, achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common securities at each valuation date.

For awards granted on or subsequent to the IPO, for the three months ended June 30, 2020, the fair value the common stock underlying the awards is estimated based on the fair value of the Company common stock on the grant date.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the estimated fair value of common securities, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock.

For awards with service-based vesting conditions, the Company recognizes equity-based compensation expense on a straight-line basis over the vesting period. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when the Company determines the achievement of the performance condition is probable. The Company classifies equity-based compensation expense in its condensed consolidated statements of operations and comprehensive income (loss) consistent with the classification of the award recipient’s compensation expense.

Recently Issued Accounting Pronouncements

In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) – Effective Dates for Certain Entities (“ASU 2020-05”), which extends the effective date of ASU No. 2016-02, Leases (“Topic 842”) for the Company from January 1, 2021 to January 1, 2022, with early adoption permitted. As the Company has already adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the deferral of the effective date of this standard will not have an impact on the Company’s condensed consolidated financial statements and related disclosures. The Company is currently evaluating the period in which it will adopt Topic 842 as well as the potential impact this standard may have on its condensed consolidated financial statements and related disclosures.

Note 3—Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	June 30, 2020	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreements	$25,000	$—	$25,000	$—
Money market funds	334,974	334,974	—	—
Total	$359,974	$334,974	$25,000	$—
Liabilities
Warrant liability	$2,969	$—	$—	$2,969
Total	$2,969	$—	$—	$2,969

	Fair Value Measurements at the Reporting Date Using
	December 31, 2019	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Money market funds	$56,930	$56,930	$—	$—
Total	$56,930	$56,930	$—	$—
Liabilities
Warrant liability	$364	$—	$—	$364
Total	$364	$—	$—	$364

During the six months ended June 30, 2020 and twelve months ended December 31, 2019 there were no transfers into or out of Level 3.

As of December 31, 2019, the warrant liability balance was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share. Upon the closing of the IPO, the warrants to purchase the Series B-3 Preferred Stock were automatically converted into three warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. The remaining terms and provisions of the warrants held immediately prior and subsequent to the conversion were substantially the same, including the provision under which the Company is obligated in pay the holders the greater of (i) five times the exercise price, less the exercise price, or (ii) the excess of the fair market value of a warrant share over the exercise price, in the event of a change in control in which the acquirer did not assume the warrants. As the common stock warrants embody an obligation to repurchase the Company’s shares in exchange for specified assets that is not within the Company’s control, the Company classified the common stock warrants as a liability on the condensed consolidated balance sheet as of June 30, 2020.

The value for the warrant liability balance is based on a Black-Scholes option pricing model using significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. Gains and losses on remeasurement of Level 3 securities are included in other income (loss), net on the condensed consolidated statements of operations and comprehensive income (loss).

The following assumptions were used to determine the fair value of the warrants to purchase common stock and Series B-3 Preferred Stock as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.29%	1.73%
Expected term (in years)	5.0	5.5
Expected volatility	75.8%	71.1%
Expected dividend yield	0.0%	0.0%
Fair value per share of underlying common stock	$46.49	$—
Fair value per share of underlying Series B-3 Preferred Stock	$—	$1.40

The following table provides a summary of changes in fair value of the Level 3 warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2018	$1,711
Exercise of warrant to purchase Series C1 Preferred Shares	(385)
Change in fair value	(317)
Balance at June 30, 2019	$1,009
Balance at December 31, 2019	$364
Change in fair value	2,605
Balance at June 30, 2020	$2,969

Note 4—Marketable Securities

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the condensed consolidated balance sheets as they are considered held-to-maturity securities. The fair value of marketable securities is determined using observable inputs, such as quoted prices in active markets for similar assets or quoted prices in markets that are not active for identical or similar assets and would be classified as Level 2.

The Company’s investments by type consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government securities	$39,354	$29	$—	$39,383
Total	$39,354	$29	$—	$39,383

As marketable securities are considered held-to-maturity, the unrealized gains are not recorded within the condensed consolidated financial statements. The Company had no marketable securities as of December 31, 2019.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid expenses	$3,215	$3,258
Other non-trade receivables	790	56
Installment Receivable (Note 16)	13,416	—
	$17,421	$3,314

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer and office equipment	$2,166	$2,386
Software	2,451	2,583
Lab equipment	5,009	16,377
Furniture and fixtures	377	470
Leasehold improvements	3,402	3,391
	13,405	25,207
Less: Accumulated depreciation	(11,504)	(20,105)
	$1,901	$5,102

Pursuant to the Hit Discovery divestiture, the Company sold equipment with a net carrying value of $2.4 million to Integral Health (see Note 16).

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2020 and 2019 totaled $0.3 million and $0.6 million, respectively, and for the six months ended June 30, 2020 and 2019 totaled $0.8 million and $1.5 million, respectively.

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Employee compensation	$4,669	$6,681
Professional and consulting services	2,256	1,540
Research and development related accruals	12,968	11,005
Other current liabilities	1,172	882
	$21,065	$20,108

Note 8—Commitments and Contingencies

Operating Lease Commitments

The Company’s operating lease activity is primarily comprised of noncancelable facilities leases for office and laboratory space in Watertown, MA and Branford, CT. The Company’s Watertown, MA lease is with a landlord who is an investor and related party of the Company. As amended on September 30, 2017, the lease is subject to annual increases to base rent over a term expiring in January 2024. The lease included a tenant improvement allowance of $0.5 million, of which the Company has used the entire allowance. The lease terms provide for one five-year extension term with base rent calculated on the then-market rate. The lease is secured by a letter of credit of $0.5 million that is classified in other assets on the condensed consolidated balance sheets. The Company records rent expense for the Watertown, MA lease on a straight-line basis accounting for the amortization of the tenant improvement allowance and the deferred rent credit as of the amendment date as reductions to rent expense.

Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Integral Health. Integral Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.4 million, $0.8 million, $0.8 million and $0.8 million for the six months ended December 31, 2020 and the twelve months ended December 31, 2021, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Integral Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase Agreement (the “Agreement”) executed pursuant to the sale (see Note 16).

Rent expense for the three months ended June 30, 2020 and 2019 was approximately $0.5 million and $0.8 million, respectively, and for the six months ended June 30, 2020 and 2019 was approximately $1.2 million and $1.5 million, respectively.

Future minimum lease payments under the operating leases, including the Branford, CT lease for which the Company remains jointly and severally liable, as of June 30, 2020 were as follows (in thousands):

Minimum Lease Payments
2020 (excluding the six months ended June 30, 2020)	$1,490
2021	3,045
2022	3,113
2023	3,182
2024	197
$11,027

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2020 and December 31, 2019, the Company had not incurred any costs for the above guarantees and indemnities.

Note 9—Restructuring Charges

In January 2019, the Company undertook an organization realignment to reduce the Company’s cost base and simplify its business goals to focus on a wholly owned pipeline. To achieve this cost reduction, the Company reduced its headcount by approximately 40%. Restructuring charges incurred were comprised of termination benefits including expenses for severance, health benefits and outplacement services. The Company paid the balance of its remaining restructuring accrual in June 2020.

The following table summarizes the restructuring activity during the year (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2018	$—
Restructuring costs incurred	5,075
Termination benefits paid	(4,557)
Balance at June 30, 2019	$518
Balance at December 31, 2019	$325
Restructuring costs incurred	63
Termination benefits paid	(388)
Balance at June 30, 2020	$—

Note 10—Redeemable Convertible and Convertible Preferred Stock

Immediately prior to the closing of the IPO, the Company had an aggregate of 86,062,799 shares of redeemable convertible and convertible preferred stock issued and outstanding which automatically converted into 20,349,223 shares of common stock. Subsequent to the closing of the IPO, no shares of preferred stock were issued or outstanding.

As of December 31, 2019, the Company’s preferred stock consisted of the following (in thousands, except share data):

	December 31, 2019
	Preferred Stock Authorized	Preferred Stock Issued And Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	2,304,815	2,304,815	$4,656	$4,801	768,195
Series B-1	14,921,676	14,921,676	20,907	18,942	3,488,407
Series B-2	8,790,249	8,790,249	12,272	10,626	2,054,993
Series B-3	299,999	—	—	—	—
Series C	6,452,619	6,452,619	385	—	1,508,503
Series D	53,593,440	53,593,440	100,296	100,296	12,529,125
	86,362,798	86,062,799	$138,516	$134,665	20,349,223

Note 11—Stockholders’ Equity

Immediately prior to the closing of the IPO, the Company had 2,576,484 shares of common stock issued and outstanding. As of June 30, 2020, the Company had 150,000,000 shares of common stock authorized, of which 147,494,175 and 2,505,825 are designated as voting and non-voting common stock, respectively, 41,118,263 shares of common stock issued, and 41,016,181 shares of common stock outstanding. Additionally, the Company had 10,000,000 shares of undesignated preferred stock authorized as of June 30, 2020, none of which were outstanding.

Common Stock Reserved for Future Issuances

As of June 30, 2020, the Company had reserved common stock for warrants to purchase common stock and future issuance under the 2019 Stock Incentive Plan, 2020 Stock Option and Incentive Plan, and 2020 Employee Stock Purchase Plan as follows:

Stock Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	4,158,892
For exercise of stock options under the 2020 Stock Option and Incentive Plan	770,060
For future issuance under the 2020 Stock Option and Incentive Plan	2,666,841
For future issuance under the 2020 Employee Stock Purchase Plan	367,545
For future issuances of common stock pursuant to warrants to purchase common stock	70,133
8,033,471

Note 12—Equity-Based Compensation

Enterprise Junior Stock

During the six months ended June 30, 2020, no awards of enterprise junior stock were granted by the Company; 63,779 shares of enterprise junior stock vested at an aggregate fair value of $0.4 million; and 104,870 shares of enterprise junior stock were forfeited. Upon the closing of the IPO, 2,660,870 and 161,111 shares of vested and unvested enterprise junior stock, respectively, were automatically converted into aggregate of 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively. The restricted common stock was issued with the same vesting terms as the unvested enterprise junior stock held immediately prior to the IPO. No shares of enterprise junior stock were authorized, issued or outstanding as of June 30, 2020.

Stock Options

The 2020 Stock Option and Incentive Plan (“2020 Plan”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The 2020 Plan replaced the Company’s 2019 Stock Incentive Plan (“2019 Plan”). The 2019 Plan will continue to govern outstanding equity awards granted thereunder. No awards were granted under the 2019 Plan subsequent to the date the 2020 Plan was effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other equity-based awards. The number of shares initially reserved under the 2020 Plan was 3,436,632 shares of the Company’s common stock (“Initial Limit”), which included 1,231,361 shares of common stock remaining available for issuance under the 2019 Plan as of June 17, 2020. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee (“Annual Increase”). The shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 Plan and the 2019 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. The maximum number of shares of common stock that may be issued as incentive stock options in any one calendar year period may not exceed the Initial Limit cumulatively increased on January 1, 2021 and on each January 1 thereafter by the lesser of the Annual Increase for such year or 3,436,632 shares of common stock. As of June 30, 2020, there were 2,666,841 shares available for future issuance under the 2020 Plan, which includes 269 shares related to unexercised stock options that were forfeited under the 2019 Plan.

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 367,545 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of 735,090 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. As of June 30, 2020, no shares have been issued under the ESPP and as such, 367,545 shares remained available for issuance.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,091,366	$5.05	9.9	$805
Granted	3,072,628	9.09	—	—
Exercised	(28,547)	5.05	—	—
Forfeited	(206,495)	5.08	—	—
Outstanding as of June 30, 2020	4,928,952	$7.57	9.6	$191,859
Exercisable as of June 30, 2020	316,474	$5.05	8.8	$13,115
Vested and expected to vest as of June 30, 2020	4,928,952	$7.57	9.6	$191,859

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2020 was $5.94.

As of June 30, 2020, there was approximately $21.7 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 3.4 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options, presented on a weighted average basis:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Risk-free interest rate	0.44%	1.12%
Expected term (in years)	6.0	6.0
Expected volatility	76.2%	74.7%
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$15.67	$9.09

Restricted Common Stock

In connection with the closing of the IPO, 103,007 shares of restricted common stock were issued as a result of the conversion of the unvested enterprise junior stock outstanding immediately prior to the IPO. Subsequent to the IPO, during the six months ended June 30, 2020, 925 shares of restricted common stock vested at an aggregate fair value of $0.1 million. No shares of restricted common stock were granted or forfeited during the period. As of June 30, 2020, there was approximately $0.8 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 1.8 years.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$404	$212	$773	$514
General and administrative	852	285	1,693	747
	$1,256	$497	$2,466	$1,261

Enterprise incentive shares	$—	$497	$—	$1,261
Enterprise junior stock	134	—	365	—
Restricted common stock	36	—	36	—
Stock options	1,086	—	2,065	—
	$1,256	$497	$2,466	$1,261

Note 13—Net Income (Loss) per Share

The following is a reconciliation of weighted-average Common 1 shares outstanding used in calculating basic net income per share, which includes the outstanding warrants to purchase Common 1 shares, to weighted-average Common 1 shares outstanding used in calculating diluted net income per share:

Six Months Ended June 30, 2019
Weighted-average Common 1 shares outstanding, basic	2,547,924
Add: Effect of dilutive securities
Warrants to purchase Series B Preferred Shares	31,168
Warrant to purchase Series C1 Preferred Shares	2,860
Weighted-average Common 1 shares outstanding, diluted	2,581,952

The weighted-average Common 1 shares outstanding, basic and diluted, which includes the outstanding warrants to purchase Common 1 shares, was the same for the three months ended June 30, 2019.

Following the Reorganization, the Company calculates net loss per share based on its outstanding shares of common stock. The weighted-average common stock outstanding, basic and diluted, which includes the outstanding warrant to purchase shares of common stock that was subsequently exercised in March 2020, was the same for the three and six months ended June 30, 2020.

The following table sets forth the outstanding shares of Common 1 or common stock equivalents, presented based on amounts outstanding as of June 30, 2020 and 2019, respectively, that have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive, including the preferred shares that were outstanding as of June 30, 2019 that would have been issued under the if-converted method (in shares of Common 1 or common stock equivalent shares, as applicable):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series A Preferred Shares	—	768,195	—	768,195
Series B Preferred Shares	—	5,543,400	—	5,543,400
Series C1 Preferred Shares	—	1,508,503	—	1,508,503
Common stock warrants	70,133	—	70,133	—
Stock options	4,928,952	—	4,928,952	—
Restricted common stock	102,082	—	102,082	—

All redeemable convertible and convertible preferred stock, enterprise junior stock and warrants to purchase Series B-3 Preferred Stock that were outstanding during the three and six months ended June 30, 2020 were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2020 because their inclusion would have been anti-dilutive, including the preferred stock that would have been issued under the if-converted method.

Note 14—Income Taxes

Income taxes for the three months ended June 30, 2020 and 2019 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the six months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of $22.7 million and $1.2 million, respectively. The Company’s income tax benefit for the six months ended June 30, 2020 was related to refunds arising from the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the income tax benefit for the six months ended June 30, 2019 was attributable to the settlement of an IRS audit causing the  release of its uncertain tax positions.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes may result in the generation of refunds of previously paid income taxes which are expected to be received over the next eighteen months. The Company anticipates filing a refund claim to carryback NOLs related to its 2018, 2019 and 2020 tax years to its 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in an anticipated refund of $30.3 million.

Note 15—Collaboration Agreements

Celgene License Agreements

On December 28, 2018, the Company and Celgene mutually agreed to terminate all of their existing contracts, including all partially satisfied and unsatisfied obligations under such agreements (the “Termination”). Concurrently, the Company and Celgene entered into a (i) worldwide license agreement for FT-1101 for which Celgene had a license under one of its agreements prior to the Termination, and (ii) a worldwide license for USP30 being developed under the same terminated agreement which was not previously licensed prior to the Termination (the “License Agreements”). Under the License Agreements, Celgene paid the Company $77.5 million in license fees and an estimated $7.1 million in transition and transfer activities, for which Celgene ultimately paid $7.6 million (collectively, the Termination and License Agreements are referred to as the “Modified Arrangement”). The Company is eligible to receive payments of up to $30.0 million in development milestones, $150.0 million in regulatory milestones and $75.0 million in commercial milestones if such milestones are achieved by Celgene. The first eligible milestone for FT-1101 is payable upon the first patient dosed with the first licensed product comprising FT-1101 in a Phase III clinical trial. The first eligible milestone for USP30 is payable upon achievement of regulatory approval for the first licensed product comprising USP30 for first indication. Additionally, the Company will receive single-digit sales-based royalties on net sales of licensed products by Celgene.

Accounting Analysis

The Company accounted for the Modified Arrangement in accordance with ASC 606, Revenue from contracts with customers (“Topic 606”). The Company concluded the Modified Arrangement included two combined performance obligations, each comprised of a worldwide development and commercialization license to and related technology transfer activities for each compound (hereafter, referred to as the “FT-1101 Combined PO” and “USP30 Combined PO”). The transaction price of the Modified Arrangement is $232.9 million, of which $157.8 million and $75.1 million is allocated to the FT-1101 Combined PO and USP30 Combined PO, respectively, with $94.0 million of deferred revenue for the Modified Arrangement as of January 1, 2019. The Company recognizes revenue over time for each performance obligation using an input method based on a measure of cost incurred relative to total estimated cost for the technology transfer activities as this represents the most faithful depiction of progress under the contract as the costs incurred were indicative of progress achieved.

During three months ended June 30, 2019 and the six months ended June 30, 2019, the Company recognized $17.7 million and $89.7 million, respectively, of revenue related to the Modified Arrangement. The Company recognized no revenue related to the Modified Arrangement during the six months ended June 30, 2020 as it had satisfied all of its performance obligations under the Modified Arrangement during the year ended December 31, 2019.

Other Collaboration Agreements

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration over the ten-year contract term. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Integral Health and therefore the Company’s obligation relative to the options were released and assumed by Integral Health (see Note 16).

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	Beginning of Period	Additions	Deductions	End of Period
Six months ended June 30, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

	Beginning of Period	Additions	Deductions	End of Period
Six months ended June 30, 2019
Deferred revenue	$94,031	$2,137	$89,736	$6,432
Deferred revenue, noncurrent	$1,266	$—	$27	$1,239

During the six months ended June 30, 2019, the Company recognized total revenues of $89.7 million, of which $88.7 million was included in deferred revenue at the beginning of the period. During the six months ended June 30, 2020, the Company recognized no revenue.

The Company had no contract asset balances as of June 30, 2020 and 2019.

Note 16—Hit Discovery Divestiture

On March 16, 2020, the Company and Integral Health Inc. (“Integral Health”, previously disclosed as “NewCo”) executed an Agreement to divest select hit discovery capabilities (“Hit Discovery”, previously disclosed as “Early Discovery”). Integral Health purchased certain assets, including specified intellectual property, contracts and equipment used to conduct early stage hit identification and hit to lead discovery activities related to the identification, screening, and validation of compounds in early stage drug discovery from the Company. Additionally, certain of the Company’s employees terminated their employment with the Company and became employees of Integral Health.

In exchange, the Company is entitled to receive: $17.5 million in cash, of which $2.5 million was paid at closing, and $15.0 million is payable in installments through June 1, 2021 (the “Installment Receivable”); $0.5 million of reimbursements for expenses prepaid by the Company, the benefit of which was transferred to Integral Health; and equity consideration equal to $10.0 million of equity in Integral Health’s next financing round or, if Integral Health’s next equity financing does not occur prior to the one-year anniversary of the closing of the Agreement, a number of shares of preferred stock issued in Integral Health’s previous round of equity financing prior to this Agreement equal to $10.0 million divided by the price per share paid by investors in that previous equity financing (the “Equity Consideration”). Further, if Integral Health closes a financing that meets certain minimum thresholds prior to June 1, 2021, Integral Health will pay the Company the balance of the unpaid Installment Receivable. The Company is also eligible to receive low single digit future royalties on the aggregate net sales of any products which include certain of the intellectual property sold in the transaction (“Contingent Royalty Income”).

The Company concluded that substantially all of the fair value of the gross assets sold was not concentrated in a single identifiable asset or group of similar identifiable assets based on the value of the identifiable tangible and intangible assets sold and the employees transferred as part of the transaction. The Company concluded that the asset group transferred to Integral Health constituted a business as the Company transferred inputs and processes that are capable of producing outputs. Further, the Company concluded it no longer had a controlling interest in the divested business subsequent to the transaction. The Company recognized a gain representing the difference between the fair value of the consideration received and the carrying amount of the net assets sold.

The Company concluded the Equity Consideration is not a derivative instrument pursuant to ASC 815, Derivatives and Hedging, as it cannot be net settled. The Company does not have a significant influence on the operating and financial policies of Integral Health. As a result, the Equity Consideration is accounted for under ASC 321, Equity Securities. The Company recorded the equity instrument at fair value and is applying the measurement alternative under ASC 321 such that the Company will not change the amount recorded for the equity instrument unless the Company identifies observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument is otherwise deemed to be impaired. The Company concluded the fair value of the Equity Consideration is $10.0 million based on the expected value of the equity to be received. As of the six months ended June 30, 2020, there has been no impairment to the Equity Consideration.

The fair value of the Installment Receivable was calculated as the present value of future cash payments to be received from Integral Health using a discount rate of 19.0% which factors in the risks associated with an early-stage development company. The Company will use the effective interest rate to accrete the present value of the future payments to the total amount of payments to be received from Integral Health. The Company recorded the Installment Receivable in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2020. The fair value of the Equity Consideration is included in other assets on the Company’s condensed consolidated balance sheet. The fair value of the Contingent Royalty Income was determined to be de minimis given the remote likelihood the Company will receive any significant future payments.

The fair value of the total consideration to be received used in calculating the gain on Hit Discovery divestiture is summarized as follows (in thousands):

Fair Value
Cash consideration:
Cash due at closing	$2,961
Installment Receivable	12,593
Non-cash consideration:
Equity Consideration	$10,000
Total fair value of consideration	$25,554

The carrying value of the assets and liabilities included in the sale to Integral Health are as follows (in thousands):

Carrying Amount
Assets:
Prepaid expenses and other current assets	$1,117
Property and equipment, net	2,398
Other assets	125
$3,640
Liabilities:
Accounts payable	$159
Deferred revenue	1,239
$1,398
Net assets sold	$2,242

The Company recognized a gain on Hit Discovery divestiture of $23.3 million which is presented as a separate component of other income (loss) on the Company’s condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2020.

For the three and six months ended June 30, 2020, the Company recorded interest income of approximately $0.7 million and $0.8 million, respectively, related to the accretion of the Installment Receivable. As of June 30, 2020, the carrying value of the Installment Receivable was $13.4 million.

Upon the execution of the Agreement, the Company accelerated the vesting of 23,317 stock options, 18,818 of which were held by employees who terminated employment with the Company as part of the transaction, in accordance with the respective award agreements. In addition, the Company modified 19,981 stock options to increase the exercise period from 90 days to one year from the date of termination for certain employees terminated in relation to the transaction. The incremental compensation expense associated with the modification was deemed immaterial. Separately, the Company recognized $0.5 million of research and development expense in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2020 related to a cash bonus payable as a result of the transaction. No corresponding research and development expense was recognized in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2020.

Note 17—Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that there are no material events that warrant disclosure or recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on June 22, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of small molecule product candidates focused on indications with significant unmet patient need. Our pipeline consists of six product candidates, two of which we are pursuing as core product candidates for development, FT-4202 for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. In addition to our core product candidates, we are simultaneously pursuing partnerships for our non-core product candidates, which include FT-2102, a selective inhibitor for cancers with isocitrate dehydrogenase 1 gene mutations, or IDH1m, and FT-4101 and FT-8225, both of which are selective fatty acid synthase, or FASN, inhibitors. Additionally, we have licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, or Celgene, based on molecules that we discovered.

Since our founding in 2007, we have devoted substantially all of our resources to the research and development of our drug discovery technology, developing our pipeline, building our intellectual property portfolio and raising capital. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements and through the issuance and sale of our preferred shares and preferred stock to outside investors.

We are a Delaware corporation that was incorporated on October 2, 2019. As more fully described in the Prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020 in the section titled “Reorganization,” on October 2, 2019, we completed a statutory conversion, which we refer to as the Reorganization, through which Forma Therapeutics Holdings, LLC, a Delaware limited liability company formed in December 2011, converted into Forma Therapeutics Holdings, Inc., a Delaware corporation. As part of the Reorganization, each share of Series A convertible preferred shares, Series B redeemable convertible preferred shares, Series C1 redeemable convertible preferred shares and Common 1 shares of Forma Therapeutics Holdings, LLC issued and outstanding immediately prior to the Reorganization was exchanged for shares of Series A convertible preferred stock, Series B-1 convertible preferred stock or Series B-2 convertible preferred stock, Series C convertible preferred stock and common stock, respectively, of Forma Therapeutics Holdings, Inc. on a one-for-one basis, with the significant rights and preferences of the securities held before and after the Reorganization being substantially the same. Previously outstanding vested Enterprise.1 Incentive Shares, vested Enterprise.2 Incentive Shares, vested and unvested Enterprise.3 Incentive Shares, vested and unvested Enterprise.4 Incentive Shares, vested and unvested Enterprise.5 Incentive Shares and vested and unvested Enterprise.6 Incentive Shares of Forma Therapeutics Holdings, LLC were exchanged for an equal number of vested Enterprise 1 Junior Stock, vested Enterprise 2 Junior Stock, vested and unvested Enterprise 3 Junior Stock, vested and unvested Enterprise 4 Junior Stock, vested and unvested Enterprise 5 Junior Stock and vested and unvested Enterprise 6 Junior Stock, respectively. The unvested enterprise junior stock was issued with the same vesting terms as the unvested enterprise incentive shares held immediately prior to the Reorganization. Outstanding warrants to purchase shares of Series B redeemable convertible preferred shares and Common 1 shares of Forma Therapeutics Holdings, LLC were exchanged on a one-for-one basis for warrants to purchase shares of Series B-3 convertible preferred stock and common stock, respectively, with the same exercise price and substantially the same terms of the outstanding warrants held immediately before the Reorganization. Upon consummation of the Reorganization, the historical consolidated financial statements of Forma Therapeutics Holdings, LLC became the historical consolidated financial statements of Forma Therapeutics Holdings, Inc. Except as otherwise indicated, or the context requires, all information in this filing is presented giving effect to the Reorganization.

On June 23, 2020, we completed an IPO, in which we issued and sold 15,964,704 shares of our common stock at a public offering price of $20.00 per share, including 2,082,352 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $319.3 million. We raised approximately $293.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible and convertible preferred stock automatically converted into 20,349,223 shares of common stock; all issued shares of enterprise junior stock automatically converted into 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively; and warrants to purchase an aggregate of 299,999 shares of Series B-3 convertible preferred stock with an exercise price of $1.20 per share automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. Subsequent to the closing of the IPO, there were no shares of preferred stock or enterprise junior stock outstanding. In connection with the closing of the IPO, we filed a Second Amended Certificate of Incorporation to change the authorized capital stock to 160,000,000 shares, of which 147,494,175 are designated as voting common stock, 2,505,825 are designated as non-voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net income (loss) was ($25.4) million and ($14.8) million for the three months ended June 30, 2020 and 2019, respectively, and ($14.2) million and $20.8 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, our retained earnings (accumulated deficit) was ($1.2) million and $16.7 million, respectively. In March 2019, we declared, and in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for FT-4202 for the treatment of SCD;
▪	prepare for and initiate our planned, global pivotal Phase II/III clinical trial of FT-4202 in SCD;
▪	prepare for and initiate our planned clinical trial of FT-4202 in patients with beta thalassemia;
▪	advance our planned clinical programs for FT-7051 for the treatment of mCRPC;
▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our core product candidates that successfully complete clinical development;
▪

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

▪	maintain, expand, enforce, defend and protect our intellectual property portfolio;
▪	hire additional staff, including clinical, scientific and management personnel;
▪	take temporary precautionary measures to help minimize the risk of the coronavirus disease, or COVID-19, to our employees and patients who enroll in our studies;
▪	secure facilities to support continued growth in our research, development and commercialization efforts; and
▪	incur additional costs associated with operating as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain marketing approval for our drug candidates. Business interruptions resulting from the coronavirus outbreak or similar public health crises could cause a disruption of the development of our product candidates and our business. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any delay or failure to obtain regulatory approvals would materially adversely affect our product candidate development efforts and our business overall. Given the inherent uncertainties of pharmaceutical product development, we cannot estimate with any degree of certainty the likelihood, timing or cost of obtaining regulatory approval and marketing our product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other collaboration agreements or strategic transactions when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We have determined that our of cash, cash equivalents and marketable securities of $414.3 million as of June 30, 2020 will be sufficient to fund our operations for at least one year from the date of filing of this Form 10-Q. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and completion of the IPO. We have experienced significant negative cash flows from operations during the six months ended June 30, 2020. We do not expect to experience any significant positive cash flows from our existing collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. Many clinical trials have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The COVID-19 pandemic has impacted patients’ visits to study sites for both our FT-4202 and olutasidenib programs; we continue to work closely with our CROs and the study sites to ensure patient safety and help facilitate study enrollment. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. During the six months ended June 30, 2019 revenue primarily related to the delivery of research and development services and license rights under our collaboration agreements with Celgene which was recognized over the period in which the related research services were performed and certain milestones achieved under agreements with other collaborators. Our collaboration arrangements with Celgene were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. We expect revenue for the next several years will be derived primarily from milestone payments under our existing license agreements with Celgene and Boehringer Ingelheim, if Celgene or Boehringer Ingelheim achieve certain specified research, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any.

Operating Expenses

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates, including the conduct of preclinical and clinical studies and product development, which are expensed as they are incurred. These expenses consist primarily of:

▪	compensation, benefits, including equity-based compensation, and other employee related expenses;
▪	supplies to support our internal research and development efforts;

▪	research and development related facility and depreciation costs; and
▪	third-party contract costs relating to research, process and formulation development, preclinical and clinical studies and regulatory operations.

We track direct research and development expenses, consisting principally of external costs, such as costs associated with contract research organizations and manufacturing of preclinical and clinical drug product and other outsourced research and development expenses to specific product programs once a product candidate has been selected. We do not allocate internal research and development expenses consisting of employee and contractor-related costs, costs associated with our research and facility expenses, including depreciation or other indirect costs, to specific product candidate programs because these costs are deployed across multiple product candidate programs under research and development and, as such, are separately classified. The table below summarizes our research and development direct expenses for non-partnered product candidates and both external and internal costs for partnered programs and those costs that were unallocated to programs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FT-4202	$7,876	$2,013	$11,585	$3,434
FT-7051	1,227	1,836	1,797	3,311
FT-2102	4,328	9,370	11,553	16,432
FT-4101	159	1,212	471	1,918
FT-8225	(83)	1,642	979	2,810
External predevelopment and unallocated expenses	880	2,931	2,101	8,347
Internal research and development expenses	6,124	9,061	15,235	20,463
	$20,511	$28,065	$43,721	$56,715

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our core FT-4202 and FT-7051 programs to increase as the programs progress through clinical trials. We expect costs associated with FT-2102, FT-4101 and FT-8225 to decrease in the second half of the year as we complete clinical trial and IND preparation activities for FT-4101 and FT-8225 and progress the ongoing clinical trials for FT-2102 in AML and solid tumors towards completion. We do not expect costs associated with these programs to increase meaningfully after these activities are completed unless and until a partnership or collaboration arrangement is established.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize FT-4202 and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	our ability to establish an appropriate safety profile with IND-enabling toxicology and other preclinical studies for FT-7051;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
▪	obtaining and maintaining third-party coverage and adequate reimbursement, if FT-4202 or FT-7051 is approved;
▪	acceptance of our core lead product candidates, if and when approved, by patients, the medical community and third-party payors;
▪	effectively competing with other therapies, if FT-4202 or FT-7051 is approved;
▪	our ability to obtain and maintain patent, trade secret and other intellectual property protection for FT-4202 and FT-7051 and regulatory exclusivity for FT-4202 and FT-7051 if and when approved;

▪	our receipt of marketing approvals for FT-4202 and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our core lead products following approval.

A change in any of these variables with respect to any of our programs would significantly change the costs, timing and viability associated with that program.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, legal, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

Our general and administrative expenses may increase in the future as our organization and headcount needed to support our research and development activities grows and the potential commercialization of our product candidates, if approved. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Restructuring Charges

Restructuring charges consist of termination costs, including employee severance, health benefits, and outplacement services, incurred as a result of our January 2019 organization realignment. See Note 9 to our consolidated financial statements in the Prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020 and condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for additional information on our restructuring charges.

Interest Income

Interest income consists of interest generated from our cash and cash equivalents, marketable securities, amortization and accretion of purchase premiums and discounts associated with our investments, and the accretion of the carrying value of the installment receivable from the divestiture of Hit Discovery capabilities to Integral Health to its fair value.

Gain on Hit Discovery Divestiture

Gain on Hit Discovery divestiture consists of the gain recognized on the divestiture of our Hit Discovery capabilities and represents the fair value of the consideration received in excess of net assets sold.

Other Income (Loss), Net

Other income (loss), net primarily consists of gains and losses recognized from recording our warrants at fair value.

Income Taxes

Prior to the Reorganization, we were treated as a “pass-through” entity for federal income tax purposes and thus did not pay federal income taxes. However, our subsidiaries were corporations for income tax purposes and recorded income taxes using the asset and liability method. Income, gains and losses distributed from our subsidiaries was allocated to the holders of our preferred shares and Common 1 shares. Subsequent to the Reorganization, we are a corporation for federal income tax purposes and subject to income taxes.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback NOLs originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes will result in the generation of refunds of previously paid income taxes which are expected to be received over the next eighteen months. We anticipate filing a refund claim to carryback NOLs related to our 2018, 2019, and 2020 tax year to 2015, 2016, 2017 and 2018 tax year for federal tax purposes which will result in an anticipated refund of $30.3 million.

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$
Collaboration revenue	$—	$17,727	$(17,727)
Operating expenses:
Research and development	20,511	28,065	(7,554)
General and administrative	6,448	5,688	760
Restructuring charges	(20)	849	(869)
Total operating expenses	26,939	34,602	(7,663)
Loss from operations	(26,939)	(16,875)	(10,064)
Other income (loss):
Interest income	895	782	113
Other income (loss), net	(2,634)	11	(2,645)
Total other income (loss), net	(1,739)	793	(2,532)
Loss before taxes	(28,678)	(16,082)	(12,596)
Income tax benefit	(3,238)	(1,325)	(1,913)
Net loss	$(25,440)	$(14,757)	$(10,683)

Collaboration Revenue

We recognized $17.7 million of collaboration revenue for the quarter ended June 30, 2019. There was no collaboration revenue for the quarter ended June 30, 2020. The decrease was primarily due to the termination of our collaboration agreements with Celgene in 2018 and revenue recognized based on progress towards our completion of the performance obligations under our license agreements with Celgene in 2019.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	($)
FT-4202	$7,876	$2,013	$5,863
FT-7051	1,227	1,836	(609)
FT-2102	4,328	9,370	(5,042)
FT-4101	159	1,212	(1,053)
FT-8225	(83)	1,642	(1,725)
External predevelopment and unallocated expenses	880	2,931	(2,051)
Internal research and development expenses	6,124	9,061	(2,937)
Total research and development expense	$20,511	$28,065	$(7,554)

Research and development expense decreased by $7.6 million from $28.1 million for the quarter ended June 30, 2019 to $20.5 million for the quarter ended June 30, 2020.

The decrease in research and development expense was primarily attributable to a $5.0 million decrease in spending on FT-2102 related to the timing of product manufacturing, completion of enrollment in the pivotal study and decrease in activities related to the companion diagnostic, a $2.9 million decrease in spending on internal research and development expenses primarily due to restructuring that occurred in January 2019 and reprioritization of research and development, a $2.1 million decrease in spending on external predevelopment candidate expenses and unallocated expenses due to reprioritization of research and development and the reduction of research activities following the termination of the Celgene collaboration and Hit Discovery divestiture, a decrease of $1.7 million in FT-8225 due to completion of preclinical studies and timing of product manufacturing, and a decrease of $1.1 million in FT-4101 due to lower Phase I/II study costs and timing of product manufacturing. These decreases were partially offset by a $5.9 million increase in research and development expenses related to FT-4202 due to the conduct of our Phase I trial, clinical product manufacturing, and preparation for our Phase II/III trial.

General and Administrative Expense

General and administrative expense increased by approximately $0.8 million from $5.7 million for the quarter ended June 30, 2019 to $6.4 million for the quarter ended June 30, 2020.

The increase in general and administrative expense was primarily attributable to a $0.6 million increase in equity-based compensation, offset by a reduction in $0.5 million of personnel-related costs due to the January 2019 restructuring, recruiting and relocation costs, and a $0.8 million increase in professional fees driven primarily by increases in consulting, communications, audit and tax costs, and IP expense.

Restructuring Charges

In the quarter ended June 30, 2019, we incurred restructuring charges of approximately $0.8 million due to termination costs, including employee severance, health benefits, and outplacement services associated with our January 2019 organization realignment.

Interest Income

Interest income increased by approximately $0.1 million from $0.8 million for the quarter ended June 30, 2019 compared to $0.9 million for the quarter ended June 30, 2020. The increase was primarily due to interest on the future cash payments from Integral Health.

Other Income (Loss), Net

In the quarter ended June 30, 2020, we recorded a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million.

Income Taxes

In the quarter ended June 30, 2020, we recorded an income tax benefit of $3.2 million, which is related to the quarter ended June 30, 2020 impact on projected 2020 carryback refunds arising from the CARES Act. In the quarter ended June 30, 2019, we recorded an income tax benefit of $1.3 million, which was attributable to the settlement of an IRS audit causing the release of our uncertain tax positions

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$
Collaboration revenue	$—	$89,736	$(89,736)
Operating expenses:
Research and development	43,721	56,715	(12,994)
General and administrative	15,381	10,606	4,775
Restructuring charges	63	5,075	(5,012)
Total operating expenses	59,165	72,396	(13,231)
Income (loss) from operations	(59,165)	17,340	(76,505)
Other income (loss):
Gain on Hit Discovery divestiture	23,312	—	23,312
Interest income	1,536	1,979	(443)
Other income (loss), net	(2,616)	312	(2,928)
Total other income, net	22,232	2,291	19,941
Income (loss) before taxes	(36,933)	19,631	(56,564)
Income tax benefit	(22,723)	(1,217)	(21,506)
Net income (loss)	$(14,210)	$20,848	$(35,058)

Collaboration Revenue

We recognized $89.7 million of collaboration revenue for the six months ended June 30, 2019. There was no collaboration revenue for the six months ended June 30, 2020. The decrease was primarily due to the termination of our collaboration agreements with Celgene in 2018 and revenue recognized based on progress towards our completion of the performance obligations under our license agreements with Celgene in 2019.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	($)
FT-4202	$11,585	$3,434	$8,151
FT-7051	1,797	3,311	(1,514)
FT-2102	11,553	16,432	(4,879)
FT-4101	471	1,918	(1,447)
FT-8225	979	2,810	(1,831)
External predevelopment and unallocated expenses	2,101	8,347	(6,246)
Internal research and development expenses	15,235	20,463	(5,228)
Total research and development expense	$43,721	$56,715	$(12,994)

Research and development expense decreased by $13.0 million from $56.7 million for the six months ended June 30, 2019 to $43.7 million for the six months ended June 30, 2020.

The decrease in research and development expense was primarily attributable to a $6.2 million decrease in spending on external predevelopment candidate expenses and unallocated expenses due to reprioritization of research and development and the reduction of research activities following the termination of the Celgene collaboration and Hit Discovery divestiture, a $5.2 million decrease in spending on internal research and development expenses primarily due to restructuring in January 2019 and reprioritization of research and development, a $4.9 million decrease in FT-2102 related to the timing of product manufacturing, completion of enrollment in the pivotal study and decrease in activities related to the companion diagnostic, a decrease of $1.8 million in FT-8225 due to completion of preclinical studies, a $1.5 million decrease in spending on FT-7051 related to timing of product manufacturing and toxicology studies, and a decrease of $1.5 million in FT-4101 due to lower Phase I/II study costs and timing of product manufacturing. These decreases were partially offset by a $8.2 million increase in research and development expenses related to FT-4202 due to the conduct of our Phase I trial, preparation for our phase II/III trail, and clinical product manufacturing.

General and Administrative Expense

General and administrative expense increased by approximately $4.8 million from $10.6 million for the six months ended June 30, 2019 to $15.4 million for the six months ended June 30, 2020.

The increase in general and administrative expense was primarily attributable to a $3.4 million increase in professional fees driven primarily by increases in consulting, communications, audit and tax costs, and legal, a $0.5 million increase of personnel-related costs due to the January 2019 restructuring, recruiting and relocation costs, $0.9 million increase in equity-based compensation, and a $0.1 million increase in other related general and administrative costs.

Restructuring Charges

In the six months ended June 30, 2019, we incurred restructuring charges of approximately $5.1 million due to termination costs, including employee severance, health benefits, and outplacement services associated with our January 2019 organization realignment. In the six months ended June 30, 2020, we incurred $0.1 million of additional severance costs related to the restructuring.

Interest Income

Interest income decreased by approximately $0.4 million from $2.0 million for the six months ended June 30, 2019 compared to $1.5 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease in outstanding investments and a decrease in market interest rates, partially offset by interest on the future cash payments from Integral Health.

Gain on Hit Discovery divestiture

In the six months ended June 30, 2020, we recognized a gain of $23.3 million related to the divestiture of our Hit Discovery capabilities. See Note 16 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for additional information on the gain on Hit Discovery divestiture.

Other Income (Loss), Net

In the six months ended June 30, 2020, we recorded a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million. In the six months ended June 30, 2019, we recorded a gain on the remeasurement of our outstanding warrants to purchase preferred securities of $0.3 million.

Income Taxes

In the six months ended June 30, 2020, we recorded an income tax benefit of $22.7 million, which is related to refunds arising from the CARES Act. In the six months ended June 30, 2019, we recorded an income tax benefit of $1.2 million, which was attributable to the settlement of an IRS audit causing the release of our uncertain tax positions.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of the IPO. From inception through June 30, 2020, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $293.7 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $414.3 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of non-core assets and from potential milestones from existing out-licensed programs with Celgene and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the six months ended June 30, 2020 we experienced a loss from operations and negative cash flows from operations. We anticipate to incur operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(56,825)	$3,422
Investing activities	(36,552)	(19,406)
Financing activities	295,023	(43,850)
Net increase (decrease) in cash, cash equivalents and restricted cash	$201,646	$(59,834)

Operating Activities

We derive cash flows from operating activities primarily from cash collected from collaboration agreements and strategic transactions. Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash provided by (used in) operating activities increased by approximately ($60.2) million from $3.4 million for the six months ended June 30, 2019 to ($56.8) million for the six months ended June 30, 2020. The increase was primarily attributable to the increase in net loss incurred in the six months ended June 30, 2020.

Investing Activities

Net cash used in investing activities increased by approximately $17.1 million from $19.4 million for the six months ended June 30, 2019 to $36.6 million for the six months ended June 30, 2020. The increase was primarily attributable to a $76.6 million decrease in proceeds from the maturity of marketable securities, a $56.4 million decrease in purchases of held-to-maturity marketable securities, and partially offset by $2.8 million of net proceeds from the Hit Discovery divestiture.

Financing Activities

For the six months ended June 30, 2020, our net cash provided by financing activities was primarily attributable to the net proceeds of $293.7 million, plus $1.4 million of unpaid issuance costs, from the IPO. For the six months ended June 30, 2019, our net cash used in financing activities was primarily attributable to $44.0 million of distributions paid to equity holders.

Plan of Operation and Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical and clinical activities of our programs. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, which costs we might offset through entry into collaboration agreements with third parties. In addition, as a result of the completion of the IPO, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows in the foreseeable future.

As of June 30, 2020, our cash, cash equivalents and marketable securities of $414.3 million will be sufficient to finance our operating expenses and capital expenditure requirements through the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may receive payments under collaboration arrangements or enter into collaborations with third parties is unknown, we may incorrectly estimate the timing and amounts of operating expenses and capital expenditures. Our future capital requirements will depend on many factors, including, but not limited to:

▪	the scope, progress, results and costs of preclinical studies and clinical trials for our programs;
▪	the number and characteristics of programs and technologies that we develop or may in-license;
▪	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
▪

the costs necessary to obtain regulatory approvals, if any, for products in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;

▪	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
▪	the continuation of our existing licensing arrangements and entry into new collaborations and licensing arrangements;
▪	the costs we incur in maintaining business operations;
▪	the costs associated with being a public company;
▪	the revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval;
▪	the effect of competing technological and market developments;
▪	the impact of any business interruptions to our operations or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis; and
▪	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity offerings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially result in dilution to the holders of our common stock.

If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity offerings or debt financings when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020, with the exception of those noted within Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q.

JOBS Act and Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. As an emerging growth company, or EGC, under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to avail ourselves of this exemption and, therefore, while we are an EGC, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs. We have also elected to take advantage of certain of the reduced disclosure obligations within this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock.

We will remain classified as an EGC until the earlier of: (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the IPO; (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years; or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and investments are primarily invested in short-term U.S. Treasury obligations and U.S. Government securities. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Foreign currency fluctuation risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical-stage biopharmaceutical company with a limited operating history, and have not generated any revenue to date from drug sales, and may never become profitable.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in June 2007 as Forma Pharmaceuticals, Inc. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical and clinical studies of our core product candidates and pursuing partnerships for our non-core product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates and may not obtain regulatory approvals for our future product candidates, if any.

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the COVID-19 pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of the IPO. From inception through June 30, 2020, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $293.7 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $414.3 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the six months ended June 30, 2020, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

∎	complete preclinical studies, initiate and complete clinical trials for product candidates;
∎	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for FT-4202 for the treatment of SCD;
∎	prepare for and initiate our planned, registration-enabling, global pivotal Phase II/III clinical trial of FT-4202 in SCD;
∎	prepare for and initiate our planned clinical trial of FT-4202 in patients with beta thalassemia;
∎	advance our planned clinical programs for FT-7051 for the treatment of mCRPC;
∎	contract to manufacture our product candidates;

∎	advance research and development related activities to expand our product pipeline;
∎	seek regulatory approval for our core product candidates that successfully complete clinical development;
∎

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

∎	maintain, expand, enforce, defend and protect our intellectual property portfolio;
∎	hire additional staff, including clinical, scientific and management personnel;
∎	take temporary precautionary measures to help minimize the risk of the coronavirus disease COVID-19 to our employees and patients who enroll in our studies;
∎	secure facilities to support continued growth in our research, development and commercialization efforts; and
∎	incur additional costs associated with operating as a public company.

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to sales, marketing, product manufacturing and distribution. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, particularly in the ongoing evolution of the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated significant research collaboration revenue, we have not generated any commercial revenue from our current core product candidates, including our lead core product candidate, FT-4202, and our other core product candidate, FT-7051, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue unless and until we complete the development of, obtain marketing approval for, and begin to sell, FT-4202, which is currently being evaluated in a Phase I trial, or FT-7051, which is still being evaluated at the preclinical stage. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

∎	our ability to add and retain key research and development personnel;
∎	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, FT-4202 and FT-7051;
∎	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
∎	our ability to establish an appropriate safety profile with IND-enabling toxicology and other preclinical studies for FT-7051;
∎	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
∎	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
∎	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
∎	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
∎	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
∎	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
∎	obtaining and maintaining third-party coverage and adequate reimbursement, if FT-4202 or FT-7051 is approved;
∎	acceptance of our core lead product candidates, if and when approved, by patients, the medical community and third-party payors;
∎	effectively competing with other therapies, if FT-4202 or FT-7051 is approved;
∎	our ability to obtain and maintain patent, trade secret and other intellectual property protection for FT-4202 and FT-7051 and regulatory exclusivity for FT-4202 and FT-7051 if and when approved;
∎	our receipt of marketing approvals for FT-4202 and FT-7051 from applicable regulatory authorities; and
∎	the continued acceptable safety profiles of our core lead products following approval.

We expect to incur significant sales and marketing costs as we prepare to commercialize our current or future product candidates. Even if we initiate and successfully complete pivotal or registration-enabling clinical trials of our current or future product candidates, and our current or future product candidates are approved for commercial sale, and despite expending these costs, our current or future product candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate revenue, we will not become profitable and may be unable to continue operations without continued funding.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or commercialization efforts.

The development of pharmaceutical drugs is capital intensive. We are currently advancing FT-4202 through clinical development and FT-7051 through preclinical development. We reported data from a single dose cohort in seven SCD patients in June 2020 and expect to report data from multiple ascending dose cohorts and a three-month open label extension in SCD patients in the second quarter of 2021. The U.S. Food and Drug Administration, or FDA, cleared our IND for FT-7051 in April 2020, and we expect to initiate a Phase I clinical trial in metastatic castration-resistant prostate cancer, or mCRPC, in the fourth quarter of 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

On June 23, 2020, we completed our initial public offering of our common stock, or IPO, and expect that the net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through the second quarter of 2023.  Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk Factors’’ section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

∎	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates;
∎	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;
∎	the scope, prioritization and number of our research and development programs;
∎	the costs, timing and outcome of regulatory review of our current or future product candidates;
∎	our ability to establish and maintain collaborations on favorable terms, if at all;
∎	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
∎	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
∎	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
∎	the extent to which we acquire or in-license other current or future product candidates and technologies;
∎	the costs of securing manufacturing arrangements for commercial production; and
∎	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our current or future product candidates.

Identifying potential current or future product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our current or future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional funding to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly delay, scale back or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks generated in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Additionally, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, the CARES Act, which, among other things, suspends the 80% limitation on the deduction for NOLs arising in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2019 we had federal and state NOLs of approximately $45.3 million and $82.9 million, respectively, and we had federal and state research and development tax credit carryforwards of approximately $16.5 million and $4.6 million, respectively. Our ability to utilize these NOLs and tax credit carryforwards may be limited by an “ownership change” as described above as a result of our Series D redeemable convertible preferred stock financing transaction completed in December 2019, which could result in increased tax liability to us. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks Related to Drug Development and Regulatory Approval

We depend heavily on the success of our core lead product candidates, FT-4202 and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of the current or future product candidates in our lead program in sickle cell disease, or SCD, of which our lead core product candidate, FT-4202, is in Phase I clinical development for SCD. FT-4202 will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other core product candidate, FT-7051, is in preclinical development for the treatment of solid tumors. The FDA cleared our IND for FT-7051 in April 2020. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates.

Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, in the European Economic Area, or EEA, until we receive approval of a marketing authorization applications, or an MAA, from the EMA or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

∎

we may not be able to demonstrate that our current or future product candidates are safe and effective in treating their target indications to the satisfaction of the FDA or applicable foreign regulatory agency;

∎

the results of our preclinical studies and clinical trials may not meet the level of statistical or clinical significance required by the FDA or applicable foreign regulatory agency for marketing approval;

∎	the FDA or applicable foreign regulatory agency may disagree with the number, design, size, conduct or implementation of our preclinical studies and clinical trials;
∎	the FDA or applicable foreign regulatory agency may require that we conduct additional preclinical studies and clinical trials;
∎	the FDA or applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our current or future product candidates;
∎

the contract research organizations, or CROs, that we retain to conduct our preclinical studies and clinical trials may take actions that materially adversely impact our preclinical studies and clinical trials;

∎

the FDA or applicable foreign regulatory agency may find the data from preclinical studies and clinical trials insufficient to demonstrate that our current or future product candidates’ clinical and other benefits outweigh their safety risks;

∎	the FDA or applicable foreign regulatory agency may disagree with our interpretation of data from our preclinical studies and clinical trials;
∎	the FDA or applicable foreign regulatory agency may not accept data generated at our preclinical studies and clinical trial sites;
∎

if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

∎	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
∎

the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs;

∎	the FDA or applicable foreign regulatory agency may be delayed in their review processes due to staffing or other constraints arising from the COVID-19 pandemic; or
∎	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our current or future product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, because we are focused on patients with rare hematologic diseases and cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates that treat the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ current or future product candidates.

Patient enrollment may be affected by other factors including:

∎	the willingness of participants to enroll in our clinical trials and available support in our countries of interest;
∎	the severity of the disease under investigation;
∎	the eligibility criteria for the clinical trial in question;
∎	the availability of an appropriate screening test;
∎	the perceived risks and benefits of the product candidate under study;
∎	the efforts to facilitate timely enrollment in clinical trials;
∎	the patient referral practices of physicians;
∎	the ability to monitor patients adequately during and after treatment;
∎	the proximity and availability of clinical trial sites for prospective patients; and
∎	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., outbreak of COVID-19).

Rare hematologic diseases may have relatively low prevalence and it may be difficult to identify patients with the driver of the disease, which may lead to delays in enrollment for our trials.

Rare hematologic diseases may have relatively low prevalence and it may be difficult to identify patients with the indications we are targeting. For example, the prevalence of SCD is approximately 100,000 individuals in the U.S. and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom on a combined basis. Similarly, the prevalence of beta thalassemia is estimated to be approximately 20,000 individuals across the U.S. and Europe and approximately 300,000 patients globally. Our inability to enroll a sufficient number of patients with the target indication for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our current or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations for FT-4202 in SCD patients. However, if we are unable to include patients with the target indication, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines for our other product candidates.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our current or future product candidates, we will not be able to commercialize, or will be delayed in commercializing, our current or future product candidates, and our ability to generate revenue will be materially impaired.

Our current or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our current or future product candidates, we must obtain marketing approval, if any. We have not received approval to market any of our current product candidates and may not obtain regulatory approvals for our future product candidates, if any, from regulatory authorities in any jurisdiction and it is possible that none of our current or future product candidates or any current or future product candidates we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication and line of treatment to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the current or future product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, premarket approval application, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our current or future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

∎	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
∎

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or that it is suitable to identify appropriate patient populations;

∎	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
∎	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
∎	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
∎

the data collected from clinical trials of our current or future product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;

∎

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

∎	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our current or future product candidates, the commercial prospects for our current or future product candidates may be harmed and our ability to generate revenues will be materially impaired.

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption to the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The global coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead core and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the COVID-19. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

∎

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

∎

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

∎	the potential negative effect on the operations of our third-party manufacturers;
∎	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
∎

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials; and

∎

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees and employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. In accordance with applicable state requirements, laboratory employees returned to our laboratories on May 19, 2020 on a voluntary basis and the Company is keeping the safety of these workers as a top priority. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or FDA or its foreign equivalent.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have initiated clinical trials for FT-4202, it is likely that there may be adverse side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our current or future product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our current or future product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Further, clinical trials by their nature utilize a sample of the potential patient population. For example, the single dose cohort in our Phase I trial of FT-4202 only included seven SCD patients. With a limited number of patients and limited duration of exposure, rare and severe side effects of our current or future product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our current or future product candidates receive marketing approval and we or others identify undesirable side effects caused by such current or future product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

∎	regulatory authorities may withdraw or limit their approval of such current or future product candidates;
∎	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
∎	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
∎

we may be required to change the way such current or future product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the current or future product candidates;

∎

regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

∎	we may be subject to regulatory investigations and government enforcement actions;
∎	we may decide to remove such current or future product candidates from the marketplace;
∎	we could be sued and held liable for injury caused to individuals exposed to or taking our current or future product candidates; and
∎	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected current or future product candidates and could substantially increase the costs of commercializing our current or future product candidates, if approved, and significantly impact our ability to successfully commercialize our current or future product candidates and generate revenues.

A Breakthrough Therapy Designation by the FDA for our current or future product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our current or future product candidates will receive marketing approval.

We may seek a Breakthrough Therapy Designation for some of our current or future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our current or future product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our current or future product candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification.

A Fast Track Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have been granted Fast Track Designation for FT-4202 in SCD patients and may seek Fast Track Designation for our other current or future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track Designation and may receive Fast Track Designation again in the future for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain Orphan Drug Designation or exclusivity for any product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We received Orphan Drug Designation for FT-4202 for SCD in the U.S., and we may seek Orphan Drug Designation for other current or future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S.

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Further, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus, for example, approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity in the United States for the same drug and same condition.

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its Orphan Drug regulations and policies, our business could be adversely impacted.

Although we have obtained Rare Pediatric Disease Designation for FT-4202 in SCD patients, we may not be eligible to receive a priority review voucher in the event that FDA approval does not occur prior to October 1, 2022.

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of an NDA or biological license application for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. Under the 21st Century Cures Act, a drug that receives Rare Pediatric Disease Designation before October 1, 2020, will continue to be eligible for a PRV if the drug is approved before October 1, 2022. If we do not obtain approval of an NDA for FT-4202 in patients with SCD, and if the PRV Program is not extended by Congressional action, we may not receive a PRV.

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

∎	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary drug recalls;
∎	fines, warning letters or holds on clinical trials;
∎	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of drug license approvals;
∎	drug seizure or detention, or refusal to permit the import or export of drugs; and
∎	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Positive results from early preclinical studies and clinical trials of our current or future product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of our current or future product candidates. If we cannot replicate the positive results from our earlier preclinical studies and clinical trials of our current or future product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or future product candidates.

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our current or future product candidates may not be replicated in subsequent preclinical studies or clinical trial results. For example, our later-stage clinical trials could differ in significant ways from our ongoing Phase I clinical trial of FT-4202, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, final dosage formulation, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Even if we receive marketing approval for our current or future product candidates in the U.S., we may never receive regulatory approval to market our current or future product candidates outside of the U.S.

We plan to seek regulatory approval of our current or future product candidates outside of the U.S. In order to market any product outside of the U.S., however, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our current or future product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Manufacturing our current or future product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing of our current or future product candidates is complex and highly regulated.

We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third parties based in the U.S., Europe and Asia for the manufacture of our current or future product candidates. These third-party manufacturing providers may not be able to provide adequate resources or capacity to meet our needs and may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third-party’s proprietary process, and a third-party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our current or future product candidates.

As our current or future product candidates progress through preclinical studies and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our current or future product candidates and additional bridging studies or trials may be required.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties that could materially adversely affect our business.

We are not permitted to market or promote any of our current or future product candidates in foreign markets before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our current or future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our current or future product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our current or future product candidates and ultimately commercialize our current or future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

∎	differing regulatory requirements in foreign countries, which may cause obtaining regulatory approvals outside of the U.S. to take longer and be more costly than obtaining approval in the U.S.;
∎	our customers’ ability to obtain reimbursement for our current or future product candidates in foreign markets;
∎	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
∎	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
∎	import or export licensing requirements;
∎	longer accounts receivable collection times;
∎	longer lead times for shipping;
∎	language barriers for technical training;
∎	reduced protection of intellectual property rights in some foreign countries;
∎	the existence of additional potentially relevant third-party intellectual property rights;
∎	economic weakness, including inflation, or political instability in particular foreign economies and markets;
∎	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
∎	foreign taxes, including withholding of payroll taxes;
∎	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
∎	difficulties staffing and managing foreign operations;
∎	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
∎	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
∎	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;
∎	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
∎	business interruptions resulting from geo-political actions, including war and terrorism.

Foreign sales of our current or future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

We are and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are and may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable doctrines or local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends primarily upon our ability to identify, develop and commercialize our product candidates. Although some of our current product candidates are in preclinical and clinical development, our scientific hypotheses may be incorrect or our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodologies may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on our core programs, including our lead core product candidate, FT-4202, for the treatment of SCD and our other core product candidate, FT-7051, for the treatment of mCRPC. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or current or future product candidates that ultimately prove to be unsuccessful.

In light of the large population of patients with SCD who reside in foreign countries, our ability to generate meaningful revenues in those jurisdictions may be limited due to the strict price controls and reimbursement limitations imposed by governments outside of the U.S.

The prevalence of SCD is approximately 100,000 individuals in the U.S. and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom collectively. Similarly, the prevalence of beta thalassemia is estimated to be approximately 20,000 individuals across the U.S. and Europe and approximately 300,000 patients globally. In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In addition, many countries outside the U.S. have limited government support programs that provide for reimbursement of drugs such as are product candidates, with an emphasis on private payors for access to commercial products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, based, in part, on the large population of patients with SCD who reside in foreign countries. In parts of Africa and certain countries in the Middle East, the lack of health care infrastructure to help adequately diagnose and treat patients may limit our business potential in those otherwise viable markets.

Risks Related to Commercialization

Even if we receive marketing approval for our current or future product candidates, our current or future product candidates may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of our current or future product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our current or future product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our current or future product candidates, if approved, will depend on a number of factors, including, among others:

∎

the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available medicines;

∎	limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;
∎	the clinical indications for which our current or future product candidates are approved;
∎	availability of alternative treatments already approved or expected to be commercially launched in the near future;
∎	the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
∎	the willingness of the target patient population to try new therapies or treatment methods and of physicians to prescribe these therapies or methods;
∎	the need to dose such product candidates in combination with other therapeutic agents, and related costs;
∎	the strength of marketing and distribution support and timing of market introduction of competitive products;
∎	publicity concerning our products or competing products and treatments;
∎	pricing and cost effectiveness;
∎	the effectiveness of our sales and marketing strategies;
∎	our ability to increase awareness of our current or future product candidates;
∎	our ability to obtain sufficient third-party coverage or reimbursement; or
∎	the ability or willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our current or future product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from our current or future product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our current or future product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community, patient organizations and third-party payors about the benefits of our current or future product candidates may require significant resources and may never be successful.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of therapies for rare hematologic diseases and cancers, including SCD and mCRPC. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for rare hematologic diseases and cancers, including many major pharmaceutical and biotechnology companies. If FT-4202 receives marketing approval for the treatment of SCD, it may face competition from other product candidates in development for these indications, including product candidates in development from bluebird bio, Inc., EpiDestiny, Inc., Novo Nordisk A/S, Sangamo Therapeutics Inc., Bioverativ Inc. (now Sanofi S.A.), Fulcrum Therapeutics, Inc., Syros Pharmaceuticals, Inc., Global Blood Therapeutics, Inc., Intellia Therapeutics, Inc., Novartis AG, Agios Pharmaceuticals, Inc., Imara Inc., Cyclerion Therapeutics, Inc., Pfizer Inc., Emmaus Life Sciences, Inc., Aruvant Sciences, Inc., Vertex Pharmaceuticals Incorporated, CRISPR Therapeutics AG, Prolong Pharmaceuticals, LLC, Daiichi Sankyo Company, Limited. Further, if FT-7051 receives marketing approval for the treatment of mCRPC, it may face competition from CellCentric, Ltd., Genentech, Inc. and Constellation Pharmaceuticals, Inc.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and reimbursement and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our current or future product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any current or future product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any current or future product candidates that we may develop. If we cannot successfully defend ourselves against claims that our current or future product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

∎	decreased demand for any current or future product candidates that we may develop;
∎	injury to our reputation and significant negative media attention;
∎	withdrawal of clinical trial participants;
∎	significant costs and resources to defend the related litigation;
∎	substantial monetary awards to trial participants or patients;
∎	loss of revenue; and
∎	the inability to commercialize any current or future product candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we initiate a large global trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain product liability insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Even if we are able to commercialize any current or future product candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more current or future product candidates, even if our current or future product candidates obtain marketing approval.

Our ability to commercialize any current or future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for these current or future product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Factors payors consider in determining reimbursement are based on whether the product is:

∎	a covered benefit under its health plan;
∎	safe, effective and medically necessary;
∎	appropriate for the specific patient;
∎	cost-effective; and
∎	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. Additionally, HHS has started the process of soliciting feedback on certain of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.

Additionally, in December 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business in light of the higher proportion of SCD patients that utilize Medicare and Medicaid programs to pay for treatments.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is possible that additional governmental action is taken to address the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

∎	the demand for our current or future product candidates, if we obtain regulatory approval;
∎	our ability to set a price that we believe is fair for our products;
∎	our ability to obtain coverage and reimbursement approval for a product;
∎	our ability to generate revenue and achieve or maintain profitability;
∎	the level of taxes that we are required to pay; and
∎	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

If, in the future, we are unable to establish sales and marketing and patient support capabilities or enter into agreements with third parties to sell and market our current or future product candidates, we may not be successful in commercializing our current or future product candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales or marketing infrastructure and have limited experience in the sales, marketing, patient support or distribution of drugs. To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, patient support, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our current or future product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing and patient support capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our current or future product candidates on our own include:

∎	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
∎	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
∎	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
∎	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing, patient support and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any current or future product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our current or future product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our current or future product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our current or future product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

∎

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order

∎

or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

∎

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the False Claims Act for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

∎

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

∎

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

∎

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

∎

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We may face potential liability if we obtain identifiable patient health information from clinical trials sponsored by us.

Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, in the future, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

The EU General Data Protection Regulation, or GDPR, also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the European Union, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

In addition, California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. As of March 28, 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, other records and information we maintain on our customers may be subject to the CCPA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time- consuming to defend and could result in adverse publicity that could harm our business.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state/provincial or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

Additionally, we are subject to other state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

If the market opportunities for FT-4202 and our other current and future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Moreover, because the target patient populations we are seeking to treat are small, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We focus our research and product development on treatments for rare hematologic diseases and cancers. The prevalence of SCD is approximately 100,000 individuals in the U.S. and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom collectively. Similarly, the prevalence of beta thalassemia is estimated to be approximately 20,000 individuals across the U.S. and Europe and approximately 300,000 patients globally. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Further, even if we obtain significant market share for FT-4202 and any of our other current or future product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Our target patient populations are relatively small, and there are currently limited standard of care treatments directed at SCD. As a result, the pricing and reimbursement of FT-4202 and any other product candidates we may develop, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell FT-4202 and any of our other current or future product candidates will be adversely affected.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our ongoing and planned clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support our clinical trials for FT-4202 and expect to rely on them when we begin clinical trials for FT-7051 and other current or future product candidates. We rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and any third parties that we contract with are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or the third parties we contract with fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our current or future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with current or future product candidates produced under cGMP regulations. Our failure or the failure of third parties that we contract with to comply with these regulations may require us to repeat some aspects of a specific, or an entire, clinical trial, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our current or future product candidates or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

∎	have staffing difficulties;
∎	fail to comply with contractual obligations;
∎	experience regulatory compliance issues; and
∎	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current or future product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our current or future product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our current or future product candidates. As a result, we believe that our financial results and the commercial prospects for our current or future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, or API, drug product and drug substance used in our core product candidates are limited in number, and the loss of any of these suppliers could significantly harm our business.

The API drug product and drug substance used in our core product candidates are supplied to us from a small number of suppliers, and in some cases sole source suppliers. Our ability to successfully develop our current or future product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of all API, drug product or drug substance in the event any of our current suppliers of such API, drug product and drug substance cease their operations for any reason.

For all of our current or future product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source and dual source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API, drug product and drug substance used in our current or future product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug product and drug substance used in our current or future product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Our success is dependent on our executive management team’s ability to successfully pursue business development, strategic partnerships and investment opportunities as our company matures. We may also form or seek strategic alliances or acquisitions or enter into additional collaboration and licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances, acquisitions or licensing arrangements.

We have entered into licensing arrangements with Boehringer Ingelheim and Celgene, now Bristol-Myers Squibb, and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. For example, in March 2020, we sold select hit discovery capabilities and related assets to Integral Health, Inc. that aims to increase the efficiency of medicine development using computational-enabled capabilities. Under the deal terms, we received an upfront cash payment and will receive additional cash and equity in Integral Health, Inc. as consideration and will also be eligible to receive royalties on net sales of certain products identified using its discovery platform.

Going forward, we are seeking strategic partners for the further development and potential commercialization of our non-core and out-licensed programs, including FT-2102, FT-8225 and FT-4101. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or acquisition or other alternative arrangements for our current or future non-core product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our current or future product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval.

Further, collaborations involving our current or future non-core product candidates, are subject to numerous risks, which may include the following:

∎	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
∎

collaborators may not pursue development and commercialization of our current or future non-core product candidates or may elect not to continue or renew development or commercialization of our current or future non-core product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

∎

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

∎	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or future non-core product candidates;
∎	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
∎

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

∎

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future non-core product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

∎

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future non-core product candidates;

∎

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

∎	collaborators may not pay in a timely manner, milestones and royalties due to us.

As a result, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, license arrangements we may enter, if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction, license, collaboration or other business development partnership, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future product candidates could delay the development and commercialization of our current or future product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to produce our product candidates for clinical trials and our products, if any, for commercial purposes, either at our own facility or at a third-party’s facility, we and our third party vendors will need to comply with the FDA’s cGMP regulations and guidelines. As part of our ongoing quality and process improvement efforts, we conducted a gap analysis of our cGMP quality system and it identified certain key areas for necessary remediation, including with regard to documentation requirements. We may encounter difficulties in achieving compliance with quality control and quality assurance requirements and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements, including any failure to remedy the issues identified in the cGMP gap analysis, or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidate as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our current or future product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our current or future product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our current or future product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, including our lead core product candidate, FT-4202, our other core product candidate, FT-7051, our non-core product candidates, our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications related to our product candidates including our lead core product candidate, FT-4202 and our other core product candidate, FT-7051. The FT-4202 compound is covered by granted U.S., Australian, European, Japanese, and Korean patents and by numerous pending patent applications (including U.S., Canadian and Chinese patent applications) that are expected to expire no sooner than March 2038 if granted, not including any patent term extension, supplementary protection certificate, or SPC, or data exclusivity. The FT-7051 compound is covered by pending U.S., European, Japanese, and PCT international patent applications projected to expire in June 2039 if granted, not including any patent term extension, SPC or data exclusivity, if granted.

We also own patents and patent applications related to our non-core isocitrate dehydrogenase 1 gene, or IDH1, program, FT-2102, and our fatty-acid synthase, or FASN, programs, FT-8225 and FT-4101. The FT-2102 compound is covered by granted patents in the U.S., Europe, Japan, China and other countries that are expected to expire in September 2035, not including any patent term extension, SPC or data exclusivity. The FT-2102 program is covered by an additional granted U.S. patent expected to expire in May 2039, absent any patent term extension, SPC or data exclusivity, and by pending patent applications projected to expire in 2039 on the uses of FT-2102 in methods of treatment currently in clinical development, not including any patent term extension, SPC or data exclusivity, if granted. The FT-8225 program is covered by pending U.S., European and PCT international patent applications that are expected to expire in October 2039 if granted, not including patent term extension, SPC or data exclusivity. The FT-4101 program is covered by granted patents in the U.S. and Europe expected to expire in March 2034, not including any patent term extension, SPC or data exclusivity.

In addition, we own patents and patent applications expected to expire between 2034 and 2040 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1, or USP1, IDH1 and others.

As of June 30, 2020, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect FT-4202 and FT-7051 or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the U.S., and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after earliest priority date of patent filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to certain pending patent applications covering our current or future product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, or in other countries. In addition, we may be subject to a third-party submissions to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by showing an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and current or future product candidates. Such challenges may also result in our inability to manufacture or commercialize our current or future product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third-party may develop a competitive drug that provides benefits similar to one or more of our current or future product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our current or future product candidates could be negatively affected, which would harm our business.

Furthermore, even if we are able to issue patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, deadlines, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. We may miss a filing deadline for patent protection on these inventions.

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us.

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third-party’s activities do not infringe our patent applications or any patents we may own or in-license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Depending upon the timing, duration and specifics of FDA marketing approval of our current or future product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Different laws govern the extension of patents on approved pharmaceutical products in Europe and other jurisdictions. However, we may not be granted a patent extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension in the U.S. if all of our patents covering an approved product expire more than fourteen years from the date of NDA approval for a product covered by those patents. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

Post-grant proceedings provoked by third-parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not be able to detect infringement against any patents we may own or in-license. Even if we detect infringement by a third-party of any patents we may own or in-license, we may choose not to pursue litigation against or settlement with the third-party. If we later sue such third-party for patent infringement, the third-party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third-party.

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

We may be subject to damages or settlement costs resulting from claims that we or our employees have violated the intellectual property rights of third parties, or are in breach of our agreements. We may be accused of, allege or otherwise become party to lawsuits or disputes alleging wrongful disclosure of third-party confidential information by us or by another party, including current or former employees, contractors or consultants. In addition to diverting attention and resources to such disputes, such disputes could adversely impact our business reputation and/or protection of our proprietary technology.

The intellectual property landscape relevant to our product candidates and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

While certain activities related to development and clinical testing of our current or future product candidates may be subject to safe harbor of patent infringement under 35 U.S.C. §271(e)(1), upon receiving FDA approval for such candidates we or any of our future licensors or strategic partners may immediately become party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our current or future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current or future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

If a third-party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

∎

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

∎

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

∎

a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, including FT-4202, FT-7051, FT-2102, FT-8225, and FT-4101, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

∎

if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

∎

redesigning our current or future product candidates or processes so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

∎

there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our current or future product candidates or proprietary technologies.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current or future product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our current or future product candidates, which could harm our business significantly.

We may be unable to obtain patent or other intellectual property protection for our current or future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of our current or future product candidates in all countries. Filing, prosecuting and defending patents on current or future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents we may own or license that are relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

We may not obtain or grant licenses or sublicenses to intellectual property rights in all markets on equally or sufficiently favorable terms with third parties.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected current or future product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in any agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We may from time to time be party to license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

∎	the scope of rights granted under the license agreement and other interpretation-related issues;
∎	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
∎	our right to sublicense patent and other rights to third parties under collaborative development relationships;
∎

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or future product candidates, and what activities satisfy those diligence obligations;

∎	the priority of invention of any patented technology; and
∎	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

In addition, the agreements under which we may license intellectual property or technology from third parties are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected current or future product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Any granted patents we may own or in-license covering our current or future product candidates or other valuable technology could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad, including the USPTO and the EPO. A patent asserted in a judicial court could be found invalid or unenforceable during the enforcement proceeding. Administrative or judicial proceedings challenging the validity of our patents or individual patent claims could take months or years to resolve.

If we or our licensors or strategic partners initiate legal proceedings against a third-party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize our current or future product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our current or future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and current or future product candidates.

Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the current or future product candidates we may develop. The loss of exclusivity or the narrowing of our patent application claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first inventor to file” system. The first-inventor-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market our current or future product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates that are held to be infringing. We might, if possible, also be forced to redesign current or future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not guarantee commercial success of current or future product candidates or other business activities. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third-party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

∎	patent applications that we own or may in-license may not lead to issued patents;
∎	patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
∎

others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;

∎	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
∎	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
∎	we, or our future licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
∎	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
∎

our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

∎	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
∎

third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

∎	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
∎	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
∎	we may not develop or in-license additional proprietary technologies that are patentable; and
∎	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our current operations are located in Massachusetts; and we or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Frank D. Lee, our President and Chief Executive Officer, Patrick Kelly, M.D., our SVP, Chief Medical Officer, Todd Shegog, our SVP, Chief Financial Officer, David N. Cook, Ph.D., our Chief Scientific Officer, Jeannette Potts, Ph.D, J.D., our SVP, General Counsel and Mary E. Wadlinger, our SVP, Corporate Affairs and Chief Human Resources Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of June 30, 2020, we had eighty (80) full-time employees, and in connection with being a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the outbreak of the novel coronavirus. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our current or future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing, patient support and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. In connection with our initial public offering, we adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Risks Related to Ownership of our Common Stock

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The price of our common stock may be volatile and fluctuate substantially, and you could lose all or part of your investment.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

∎	the success of competitive drugs or technologies;
∎	results of clinical trials of our current or future product candidates or those of our competitors;
∎	regulatory or legal developments in the U.S. and other countries;
∎	developments or disputes concerning patent applications, issued patents or other proprietary rights;
∎	the recruitment or departure of key personnel;
∎	the level of expenses related to any of our current or future product candidates or clinical development programs;
∎	the results of our efforts to discover, develop, acquire or in-license additional current or future product candidates or drugs;
∎	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
∎	variations in our financial results or those of companies that are perceived to be similar to us;
∎	changes in the structure of healthcare payment systems;
∎	market conditions in the pharmaceutical and biotechnology sectors;
∎	general economic, industry and market conditions; and
∎	the other factors described in this “Risk Factors” section.

The novel coronavirus has been spreading rapidly around the world since December 2019 and may negatively affect the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or current or future product candidates.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, delay our pursuit of potential in-licenses or acquisitions or grant rights to develop and market current or future product candidates that we would otherwise prefer to develop and market ourselves.

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of June 30, 2020, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 6.09% of the voting power of our outstanding common stock as of June 30, 2020. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

∎	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
∎	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
∎

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

∎	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
∎

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

∎

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

∎

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our bylaws which became effective upon the effectiveness of our registration statement designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws which became effective upon the effectiveness of our registration statement provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Watertown, Massachusetts. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete the IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Because of potential volatility in our trading price and trading volume, we may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between April 1, 2020 and June 30, 2020, we issued to employees and directors, options to purchase an aggregate of 1,097,351 shares of our common stock at a weighted-average exercise price of $15.67 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On June 23, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from our Public Offering of Common Stock

On June 23, 2020, we closed our initial public offering, or IPO, in which we issued and sold 15,964,704 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 2,082,352 additional shares of common stock, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-238783), which was declared effective by the SEC on June 18, 2020, or the Prospectus. Jefferies LLC, SVB Leerink LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $319.3 million.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, was approximately $293.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $25.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 22, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed with the SEC on June 23, 2020)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed with the SEC on June 23, 2020)

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

10.3#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

10.4#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

10.5#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

10.6#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

10.11#

Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed with the SEC on June 15, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMA THERAPEUTICS HOLDINGS, INC

Date: August 13, 2020	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)