Form 10-Q
period 2020-09-30
Forma Therapeutics Holdings, Inc.
filed 2020-11-12
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2020, the registrant had 41,163,362 shares of common stock, $0.001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

∎	We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.
∎	We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.
∎

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or commercialization efforts.

∎

We depend heavily on the success of our core lead product candidates, FT-4202 and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

∎	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
∎	Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption to the development of our product candidates and adversely impact our business.
∎

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

∎

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our current or future product candidates, we will not be able to commercialize, or will be delayed in commercializing, our current or future product candidates, and our ability to generate revenue will be materially impaired.

∎

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

∎

Manufacturing our current or future product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.

∎

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

∎

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

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

∎	the timing and the success of preclinical studies and clinical trials of FT-4202 and FT-7051 and any other product candidates;

∎	the initiation of any clinical trials of FT-4202 and FT-7051 and any other product candidates;

∎	our need to raise additional funding before we can expect to generate any revenues from product sales;

∎	our ability to conduct successful clinical trials or obtain regulatory approval for FT-4202 and FT-7051 or any other product candidates that we may identify or develop;

∎	our heavy dependence upon the success of our research to generate and advance additional product candidates;

∎	our ability to establish an adequate safety and efficacy profile for FT-4202 and FT-7051 or any other product candidates that we may pursue;

∎	the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;

∎	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;

∎	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$79,865	$173,180
Short-term marketable securities	286,888	—
Accounts receivable	—	227
Income tax receivable	27,147	592
Prepaid expenses and other current assets	21,761	3,314
Total current assets	415,661	177,313
Property and equipment, net	1,672	5,102
Long-term marketable securities	17,593	—
Other assets	12,470	620
Total assets	$447,396	$183,035
Liabilities, Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,717	$3,521
Accrued expenses and other current liabilities	26,498	20,108
Income tax payable	451	—
Deferred revenue	—	1,239
Total current liabilities	30,666	24,868
Warrant liability	—	364
Deferred rent, noncurrent	1,128	1,426
Total liabilities	31,794	26,658
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2020; 2,304,815 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $4,801 at December 31, 2019)	—	4,656
Series B-1 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2020; 14,921,676 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $18,942 at December 31, 2019)	—	20,907
Series B-2 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2020; 8,790,249 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $10,626 at December 31, 2019)	—	12,272
Series D redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2020; 53,593,440 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $100,296 at December 31, 2019)	—	100,296
Stockholders’ equity:
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2020; 6,452,619 shares authorized, issued and outstanding at December 31, 2019	—	385
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 and 138,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 41,162,392 and 2,250,696 shares issued at September 30, 2020 and December 31, 2019, respectively; 41,096,319 and 2,250,696 shares outstanding at September 30, 2020 and December 31, 2019, respectively	41	2
Enterprise junior stock, $0.001 par value; no shares and 12,520,978 shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 2,926,851 shares issued at September 30, 2020 and December 31, 2019, respectively; no shares and 2,597,091 shares outstanding at September 30, 2020 and December 31, 2019, respectively	—	3
Additional paid-in capital	444,383	1,116
(Accumulated deficit) retained earnings	(28,822)	16,740
Total stockholders’ equity	415,602	18,246
Total liabilities, redeemable convertible and convertible preferred stock and stockholders’ equity	$447,396	$183,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$—	$3,377	$—	$93,113
Operating expenses:
Research and development	24,780	27,558	68,501	84,273
General and administrative	7,460	7,025	22,841	17,631
Restructuring charges	—	545	63	5,620
Total operating expenses	32,240	35,128	91,405	107,524
Loss from operations	(32,240)	(31,751)	(91,405)	(14,411)
Other income:
Gain on Hit Discovery divestiture	—	—	23,312	—
Interest income	870	565	2,406	2,544
Other income (loss), net	(52)	201	(2,668)	513
Total other income, net	818	766	23,050	3,057
Loss before taxes	(31,422)	(30,985)	(68,355)	(11,354)
Income tax benefit	(3,806)	—	(26,529)	(1,217)
Net loss and comprehensive loss	$(27,616)	$(30,985)	$(41,826)	$(10,137)
Preferred return on Series A convertible preferred shares	—	(57)	—	(227)
Accretion of preferred return on Series B redeemable convertible preferred shares	—	(550)	—	(2,168)
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	(3,736)	—
Distribution to holders of Series A convertible preferred shares, Series B and Series C1 redeemable convertible preferred shares in excess of accrued preferred return	—	—	—	(11,347)
Tax distribution to holders of Enterprise.1 Incentive Shares	—	(60)	—	(60)
Net loss allocable to shares of common stock, basic	$(27,616)		$(45,562)
Change in fair value attributable to warrants to purchase common stock	(8)		—
Net loss allocable to shares of common stock, diluted	$(27,624)		$(45,562)
Net loss allocable to shares of Common 1, basic		$(31,652)		$(23,939)
Change in fair value attributable to warrants to purchase Series B redeemable convertible preferred shares		(198)		(515)
Net loss allocable to shares of Common 1, diluted		$(31,850)		$(24,454)
Net loss per share of common stock:
Basic	$(0.67)		$(2.74)
Diluted	$(0.67)		$(2.74)
Net loss per share of Common 1:
Basic		$(12.42)		$(9.40)
Diluted		$(12.50)		$(9.60)
Weighted-average shares of common stock outstanding:
Basic	41,088,261		16,616,143
Diluted	41,088,924		16,616,143
Weighted-average shares of Common 1 outstanding:
Basic		2,547,924		2,547,924
Diluted		2,547,924		2,547,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series B Redeemable Convertible Preferred Shares		Series C1 Redeemable Convertible Preferred Shares		Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series A Convertible Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	23,711,925	$56,453	6,357,260	$10,000	—	$—	—	$—	—	$—	—	$—	2,304,815	$5,550
Cumulative effect adjustment for adoption of Topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	—	95,359	535	—	—	—	—	—	—	—	—	—	—
Distribution to holders of redeemable convertible and convertible preferred shares	—	(29,065)	—	(10,150)	—	—	—	—	—	—	—	—	—	(867)
Reclassification of Series C1 redeemable convertible preferred shares to permanent equity	—	—	(6,452,619)	(385)	—	—	—	—	—	—	—	—	—	—
Accretion of preferred return on Series B redeemable convertible preferred shares	—	1,075	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	23,711,925	$28,463	—	$—	—	$—	—	$—	—	$—	—	$—	2,304,815	$4,683
Accretion of preferred return on Series B redeemable convertible preferred shares	—	543	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	23,711,925	$29,006	—	$—	—	$—	—	$—	—	$—	—	$—	2,304,815	$4,683
Accretion of preferred return on Series B redeemable convertible preferred shares	—	550	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to holders of Common 1 shares and Enterprise.1 Incentive Shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	23,711,925	$29,556	—	$—	—	$—	—	$—	—	$—	—	$—	2,304,815	$4,683

Balance at December 31, 2019	—	$—	—	$—	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296	—	$—
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	1,936	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$102,232	—	$—
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	1,800	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible and convertible preferred stock into common stock	—	—	—	—	(2,304,815)	(4,656)	(14,921,676)	(20,907)	(8,790,249)	(12,272)	(53,593,440)	(104,032)	—	—
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in estimate of initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series C1 Redeemable Convertible Preferred Shares		Series C Convertible Preferred Stock		Common 1		Common Stock		Enterprise Junior Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	—	$—	—	$—	1,953,442	$229	—	$—	—	$—	$—	$(54,648)	$(48,869)
Cumulative effect adjustment for adoption of Topic 606	—	—	—	—	—	—	—	—	—	—	—	116,157	116,157
Exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to holders of redeemable convertible and convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(3,918)	(4,785)
Reclassification of Series C1 redeemable convertible preferred shares to permanent equity	6,452,619	385	—	—	—	—	—	—	—	—	—	—	385
Accretion of preferred return on Series B redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(1,075)	(1,075)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	764	764
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	35,605	35,605
Balance at March 31, 2019	6,452,619	$385	—	$—	1,953,442	$229	—	$—	—	$—	$—	$92,885	$98,182
Accretion of preferred return on Series B redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(543)	(543)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	497	497
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(14,757)	(14,757)
Balance at June 30, 2019	6,452,619	$385	—	$—	1,953,442	$229	—	$—	—	$—	$—	$78,082	$83,379
Accretion of preferred return on Series B redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(550)	(550)
Distribution to holders of Common 1 shares and Enterprise.1 Incentive Shares	—	—	—	—	—	—	—	—	—	—	—	(1,357)	(1,357)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	368	368
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(30,985)	(30,985)
Balance at September 30, 2019	6,452,619	$385	—	$—	1,953,442	$229	—	$—	—	$—	$—	$45,558	$50,855

Balance at December 31, 2019	—	$—	6,452,619	$385	—	$—	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Exercise of options to purchase common stock	—	—	—	—	—	—	496	—	—	—	3	—	3
Exercise of warrant to purchase common stock	—	—	—	—	—	—	297,241	—	—	—	12	—	12
Equity-based compensation	—	—	—	—	—	—	—	—	38,339	—	1,210	—	1,210
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	11,230	11,230
Balance at March 31, 2020	—	$—	6,452,619	$385	—	$—	2,548,433	$2	2,635,430	$3	$2,341	$26,034	$28,765
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,800)	(1,800)
Equity-based compensation	—	—	—	—	—	—	—	—	25,440	—	1,256	—	1,256
Conversion of redeemable convertible and convertible preferred stock into common stock	—	—	(6,452,619)	(385)	—	—	20,349,223	21	—	—	142,231	—	141,867
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	2,124,845	2	(2,660,870)	(3)	1	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	—	—	—	—	15,964,704	16	—	—	293,691	—	293,707
Vesting of restricted common stock	—	—	—	—	—	—	925	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	28,051	—	—	—	142	—	142
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(25,440)	(25,440)
Balance at June 30, 2020	—	$—	—	$—	—	$—	41,016,181	$41	—	$—	439,662	$(1,206)	$438,497
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	2,129	—	2,129
Change in estimate of initial public offering costs	—	—	—	—	—	—	—	—	—	—	(369)	—	(369)
Vesting of restricted common stock	—	—	—	—	—	—	17,945	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	62,193	—	—	—	2,961	—	2,961
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(27,616)	(27,616)
Balance at September 30, 2020	—	$—	—	$—	—	$—	41,096,319	$41	—	$—	$444,383	$(28,822)	$415,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(41,826)	$(10,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,076	2,128
Equity-based compensation	4,595	1,629
Change in fair value of warrant liability	2,597	(515)
Amortization and accretion of marketable securities	192	(1,059)
Gain on Hit Discovery divestiture	(23,312)	—
Interest income on future cash payments from Valo Health	(1,538)	—
Loss on sale of property and equipment	89	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	227	81,430
(Increase) in income taxes receivable	(26,555)	(1,280)
Decrease (increase) in prepaid expenses and other current assets	(5,432)	1,771
Increase (decrease) in accounts payable	355	(3,496)
Increase in accrued expenses and other current liabilities	6,280	604
Increase (decrease) in income taxes payable	451	(3,654)
(Decrease) in deferred rent, noncurrent	(298)	(248)
(Decrease) in deferred revenue, current and noncurrent	—	(90,841)
Net cash used in operating activities	(83,099)	(23,668)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(343,320)	(106,583)
Proceeds from maturity of marketable securities	38,647	148,329
Purchases of property and equipment	(134)	(529)
Net proceeds from Hit Discovery divestiture	2,840	—
Net cash provided by (used in) investing activities	(301,967)	41,217
Cash flows from financing activities
Distribution to holders of redeemable convertible and convertible preferred shares, Common 1 shares and Enterprise.1 Incentive Shares	—	(45,357)
Proceeds from exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	150
Proceeds from initial public offering of common stock, net of issuance costs	293,707	—
Proceeds from exercise of warrant to purchase common stock	12	—
Proceeds from exercise of options to purchase common stock	145	—
Payment of issuance costs on Series D redeemable convertible preferred stock	(259)	—
Net cash provided by (used in) financing activities	293,605	(45,207)
Net decrease in cash, cash equivalents and restricted cash	(91,461)	(27,658)
Cash, cash equivalents and restricted cash, beginning of the period	173,796	84,064
Cash, cash equivalents and restricted cash, end of the period	$82,335	$56,406
Supplemental disclosure of non-cash activities:
Accretion of preferred return and cumulative dividends on preferred securities	$3,736	$2,168
Public offering costs included in accrued expenses	$369	$—
Net exercise of warrants to purchase common stock	$2,961	$—
Installment Receivable in prepaid expenses and other current assets (Note 16)	$14,131	$—
Equity Consideration in other assets (Note 16)	$10,000	$—
Conversion of enterprise junior stock into common stock	$3	$—
Conversion of redeemable convertible and convertible preferred stock into common stock	$142,252	$—

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

On June 23, 2020, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 15,964,704 shares of its common stock at a public offering price of $20.00 per share, including 2,082,352 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $319.3 million. The Company raised approximately $293.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of Series A Preferred Stock, Series B-1 Preferred Stock, Series B-2 Preferred Stock, Series C Preferred Stock, and Series D redeemable convertible preferred stock (“Series D Preferred Stock”) automatically converted into 20,349,223 shares of common stock; all issued shares of enterprise junior stock automatically converted into 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively; and warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. Subsequent to the closing of the IPO, there were no shares of preferred stock or enterprise junior stock outstanding. In connection with the closing of the IPO, the Company filed a second amended and restated certificate of incorporation (“Second Amended Certificate of Incorporation”) to change the authorized capital stock to 160,000,000 shares of which 147,494,175 are designated as voting common stock, 2,505,825 are designated as non-voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

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

The Company has determined that its cash, cash equivalents and marketable securities of $384.3 million as of September 30, 2020 will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO. The Company has experienced significant negative cash flows from operations during the nine months ended September 30, 2020. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of redeemable convertible and convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The financial data and other information contained in the notes thereto as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the Company’s audited consolidated financial statements included in the Prospectus.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.  Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, included in the Prospectus.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Amounts in restricted cash consist of a security deposit and a letter of credit, both of which secure the Company’s respective office spaces. Pursuant to the Hit Discovery divestiture in March 2020, and the assignment and assumption of the Company’s Branford, CT lease to Valo Health, the security deposit restricted as of December 31, 2019 was transferred to Valo Health (see Note 16). In connection with the Company entering into a new lease in September 2020, the Company delivered a letter of credit equal to six months of the initial base rent which was included in restricted cash as of September 30, 2020. Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of September 30, 2020 and 2019 to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$79,865	$55,790
Restricted cash	2,470	616
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$82,335	$56,406

Marketable Securities

Marketable securities generally consist of U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities and commercial paper. The objectives for holding investments are to invest the Company’s excess cash resources in investment vehicles that provide a better rate of return compared to an interest-bearing bank account with limited risk to the principal invested. Marketable securities with original maturities of greater than 90 days and remaining maturities of less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term marketable securities. All investments are classified as held-to-maturity marketable securities as the Company does not have intent to sell these securities and it is more likely than not the Company will not be required to sell such investments before recovery of their amortized cost basis. Held-to-maturity securities are stated at their amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the condensed consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to additional paid-in capital generated as a result of the offering. On June 23, 2020, the Company completed the IPO. Accordingly, the Company recognized the deferred offering costs of approximately $3.6 million as a reduction from the gross proceeds associated with the closing of the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. As such, there were no deferred offering costs in the accompanying condensed consolidated balance sheet as of September 30, 2020. The Company incurred no deferred offering costs as of December 31, 2019.

Equity-Based Compensation

The Company accounts for equity awards, including grants of enterprise incentive shares, enterprise junior stock, stock options, restricted stock units and restricted common stock, in accordance with ASC 718, Compensation – Stock Compensation (“Topic 718”). Topic 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company recognizes equity-based compensation expense for any non-employee awards consistent with equity awards issued to employees. As it relates to both employee and non-employee equity awards, the Company has elected to account for forfeitures as they occur.

For awards granted prior to the close of the IPO, in the second quarter of 2020, the Company used a probability-weighted expected returns method (“PWERM”) with four scenarios to value the common securities underlying the awards: an IPO, a delayed IPO, a sale of the Company and a remain private scenario. In the IPO and sale scenarios, the Company estimated an equity value based on the guideline public company method under a market approach. The guideline public companies consist of biopharmaceutical companies with recently completed initial public offerings. For the remain private scenario, the Company back-solved to the price of a recently issued preferred security. The Company converted its estimated future value in each scenario to present value using a risk-adjusted discount rate. The relative probability of each scenario was determined based on an assessment of then-current market conditions.

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

For awards granted on or subsequent to the close of the IPO, for the nine months ended September 30, 2020, the fair value of the common stock underlying the awards is estimated based on the fair value of the Company’s common stock on the grant date.

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

For awards with service-based vesting conditions, the Company recognizes equity-based compensation expense on a straight-line basis over the vesting period. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when the Company determines the achievement of the performance condition is probable. The Company classifies equity-based compensation expense in its condensed consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s compensation expense.

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

Note 3—Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	September 30, 2020	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreements	$25,000	$—	$25,000	$—
Money market funds	31,765	31,765	—	—
Commercial paper	9,999	—	9,999	—
Corporate debt securities	11,131	—	11,131	—
Total	$77,895	$31,765	$46,130	$—

	Fair Value Measurements at the Reporting Date Using
	December 31, 2019	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Money market funds	$56,930	$56,930	$—	$—
Total	$56,930	$56,930	$—	$—
Liabilities
Warrant liability	$364	$—	$—	$364
Total	$364	$—	$—	$364

During the nine months ended September 30, 2020 and twelve months ended December 31, 2019 there were no transfers into or out of Level 3.

As of December 31, 2019, the warrant liability balance was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share. Upon the closing of the IPO, the warrants to purchase the Series B-3 Preferred Stock were automatically converted into three warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. The remaining terms and provisions of the warrants held immediately prior and subsequent to the conversion were substantially the same, including the provision under which the Company is obligated to pay the holders the greater of (i) five times the exercise price, less the exercise price, or (ii) the excess of the fair market value of a warrant share over the exercise price, in the event of a change in control in which the acquirer did not assume the warrants. As the common stock warrants embody an obligation to repurchase the Company’s shares in exchange for specified assets that is not within the Company’s control, the Company classified the common stock warrants as a liability upon the conversion of the warrants. In July 2020, the common stock warrants were exercised under cashless (net) exercise provisions resulting in the issuance of 62,193 shares of common stock. Upon exercise of the warrants, the Company remeasured the warrant liability to its fair market value and reclassified the total carrying value of the warrant liability into additional paid-in capital.

The value for the warrant liability balance is based on a Black-Scholes option pricing model using significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. Gains and losses on remeasurement of Level 3 securities are included in other income (loss), net on the condensed consolidated statements of operations and comprehensive loss.

The following assumptions were used to determine the fair value of the warrants to purchase common stock and Series B-3 Preferred Stock as of the exercise date of the warrants and December 31, 2019, respectively:

	July 1, 2020	December 31, 2019
Risk-free interest rate	0.31%	1.73%
Expected term (in years)	5.0	5.5
Expected volatility	75.8%	71.1%
Expected dividend yield	0.0%	0.0%
Fair value per share of underlying common stock	$46.37	$—
Fair value per share of underlying Series B-3 Preferred Stock	$—	$1.40

The following table provides a summary of changes in fair value of the Level 3 warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2018	$1,711
Exercise of warrant to purchase Series C1 Preferred Shares	(385)
Change in fair value	(515)
Balance at September 30, 2019	$811
Balance at December 31, 2019	$364
Change in fair value	2,597
Net exercise of warrants to purchase common stock	(2,961)
Balance at September 30, 2020	$-

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

The Company’s investments by type consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government securities	$146,647	$21	$—	$146,668
Commercial paper	142,377	—	(5)	142,372
Corporate debt securities	15,457	—	(3)	15,454
Total	$304,481	$21	$(8)	$304,494

As marketable securities are considered held-to-maturity, the unrealized gains are not recorded within the condensed consolidated financial statements. The Company had no marketable securities as of December 31, 2019.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses	$6,571	$3,258
Other non-trade receivables	1,059	56
Installment Receivable (Note 16)	14,131	—
	$21,761	$3,314

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer and office equipment	$2,166	$2,386
Software	2,451	2,583
Lab equipment	5,028	16,377
Furniture and fixtures	377	470
Leasehold improvements	3,402	3,391
	13,424	25,207
Less: Accumulated depreciation	(11,752)	(20,105)
	$1,672	$5,102

Pursuant to the Hit Discovery divestiture, the Company sold equipment with a net carrying value of $2.4 million to Valo Health (see Note 16).

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2020 and 2019 totaled $0.3 million and $0.6 million, respectively, and for the nine months ended September 30, 2020 and 2019 totaled $1.1 million and $2.1 million, respectively.

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Employee compensation	$5,374	$6,681
Professional and consulting services	994	1,540
Research and development related accruals	19,119	11,005
Other current liabilities	1,011	882
	$26,498	$20,108

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

Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Valo Health. Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.2 million, $0.8 million, $0.8 million and $0.8 million for the three months ended December 31, 2020 and the twelve months ended December 31, 2021, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Valo Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase Agreement (the “Agreement”) executed pursuant to the sale (see Note 16).

In September 2020, the Company entered into a new lease for office and laboratory space with the landlord of the Company’s existing lease in Watertown, MA. The new lease for office and laboratory space, also located in Watertown, MA, is subject to base rent of $0.3 million per month, plus its ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the new lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. The Company paid first month’s rent upon execution of the new lease agreement of $0.3 million and delivered a letter of credit of $2.0 million, which are classified in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet, respectively. Such amounts are refundable if the landlord does not deliver the premises under the new lease within a certain period of time. No further consideration, rent or expenses are owed until the Company takes occupancy at the commencement date, which is currently anticipated to be in August 2021. Concurrent with the execution of the new lease, the existing lease was amended to expire 30 days following the commencement date of the new lease. Upon the commencement of the new lease, the Company will no longer be obligated to make future rent payments under the existing lease. If the new lease does not commence, the Company remains obligated to the existing lease.

Rent expense for the three months ended September 30, 2020 and 2019 was approximately $0.5 million and $0.7 million, respectively, and for the nine months ended September 30, 2020 and 2019 was approximately $1.8 million and $2.2 million, respectively.

Future minimum lease payments under the existing operating leases, including the Branford, CT lease for which the Company remains jointly and severally liable, as of September 30, 2020 were as follows (in thousands):

Minimum Lease Payments
2020 (excluding the nine months ended September 30, 2020)	$745
2021	3,045
2022	3,113
2023	3,182
2024	197
$10,282

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2020 and December 31, 2019, the Company had not incurred any costs for the above guarantees and indemnities.

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

The following table summarizes the restructuring activity during the year (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2018	$—
Restructuring costs incurred	5,620
Termination benefits paid	(4,782)
Balance at September 30, 2019	$838
Balance at December 31, 2019	$325
Restructuring costs incurred	63
Termination benefits paid	(388)
Balance at September 30, 2020	$—

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

Note 11—Stockholders’ Equity

Immediately prior to the closing of the IPO, the Company had 2,576,484 shares of common stock issued and outstanding. As of September 30, 2020, the Company had 150,000,000 shares of common stock authorized, of which 147,494,175 and 2,505,825 are designated as voting and non-voting common stock, respectively, 41,162,392 shares of common stock issued, and 41,096,319 shares of common stock outstanding. Additionally, the Company had 10,000,000 shares of undesignated preferred stock authorized as of September 30, 2020, none of which were issued or outstanding.

Common Stock Reserved for Future Issuances

As of September 30, 2020, the Company had reserved common stock for the exercise of stock options and restricted stock units issued under the 2019 Stock Incentive Plan and the 2020 Stock Option and Incentive Plan and for the future issuance under the 2020 Stock Option and Incentive Plan and 2020 Employee Stock Purchase Plan as follows:

Stock Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	4,089,929
For exercise of stock options under the 2020 Stock Option and Incentive Plan	857,177
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	18,200
For future issuance under the 2020 Stock Option and Incentive Plan	2,630,487
For future issuance under the 2020 Employee Stock Purchase Plan	367,545
7,963,338

Note 12—Equity-Based Compensation

Enterprise Junior Stock

During the nine months ended September 30, 2020, no awards of enterprise junior stock were granted by the Company; 63,779 shares of enterprise junior stock vested at an aggregate fair value of $0.4 million; and 104,870 shares of enterprise junior stock were forfeited. Upon the closing of the IPO, 2,660,870 and 161,111 shares of vested and unvested enterprise junior stock, respectively, were automatically converted into an aggregate of 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively. The restricted common stock was issued with the same vesting terms as the unvested enterprise junior stock held immediately prior to the IPO. No shares of enterprise junior stock were authorized, issued or outstanding as of September 30, 2020.

Stock Options

The 2020 Stock Option and Incentive Plan (“2020 Plan”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The 2020 Plan replaced the Company’s 2019 Stock Incentive Plan (“2019 Plan”). The 2019 Plan will continue to govern outstanding equity awards granted thereunder. The Company ceased granting awards under the 2019 Plan subsequent to the date the 2020 Plan was effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other equity-based awards. The number of shares initially reserved under the 2020 Plan was 3,436,632 shares of the Company’s common stock (“Initial Limit”), which included 1,231,361 shares of common stock remaining available for issuance under the 2019 Plan as of June 17, 2020. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee (“Annual Increase”). The shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 Plan and the 2019 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. The maximum number of shares of common stock that may be issued as incentive stock options in any one calendar year period may not exceed the Initial Limit cumulatively increased on January 1, 2021 and on each January 1 thereafter by the lesser of the Annual Increase for such year or 3,436,632 shares of common stock. As of September 30, 2020, there were 2,630,487 shares available for future issuance under the 2020 Plan, which includes 69,232 shares related to unexercised stock options that were forfeited under the 2019 Plan.

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 367,545 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of 735,090 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. As of September 30, 2020, no shares have been issued under the ESPP and as such, 367,545 shares remained available for issuance.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,091,366	$5.05	9.9	$805
Granted	3,177,278	10.13	—	—
Exercised	(28,547)	5.05	—	—
Forfeited	(292,991)	6.03	—	—
Outstanding as of September 30, 2020	4,947,106	$8.26	9.3	$205,722
Exercisable as of September 30, 2020	469,472	$5.05	8.7	$21,029
Vested and expected to vest as of September 30, 2020	4,947,106	$8.26	9.3	$205,722

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2020 was $6.62.

As of September 30, 2020, there was approximately $22.1 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 3.1 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options, presented on a weighted average basis:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Risk-free interest rate	0.36%	1.09%
Expected term (in years)	5.9	6.0
Expected volatility	76.1%	74.8%
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$40.82	$10.13

Restricted Stock Units

During the three months ended September 30, 2020, 18,200 restricted stock units were issued by the Company under the 2020 Plan with a weighted-average grant date fair value per share of $44.02. The awards were issued with a service-based vesting condition which vest over a four-year period in equal annual installments. No restricted stock units were vested or forfeited during the three months ended September 30, 2020. As of September 30, 2020, there was approximately $0.8 million of unrecognized equity-based compensation expense related to the restricted common units that is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Common Stock

In connection with the closing of the IPO, 103,007 shares of restricted common stock were issued as a result of the conversion of the unvested enterprise junior stock outstanding immediately prior to the IPO. Subsequent to the IPO, during the nine months ended September 30, 2020, 18,870 shares of restricted common stock vested at an aggregate fair value of $0.2 million and 18,064 shares of restricted common stock were forfeited. No shares of restricted common stock were granted during the period. As of September 30, 2020, there was approximately $0.5 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 1.6 years.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$659	$201	$1,431	$716
General and administrative	1,470	167	3,164	913
	$2,129	$368	$4,595	$1,629

Enterprise incentive shares	$—	$368	$—	$1,629
Enterprise junior stock	—	—	365	—
Restricted common stock	181	—	217	—
Restricted stock units	29	—	29	—
Stock options	1,919	—	3,984	—
	$2,129	$368	$4,595	$1,629

Note 13—Net Loss per Share

The weighted-average Common 1 shares outstanding, basic and diluted, which includes the then outstanding warrants to purchase Common 1 shares, was the same for the three and nine months ended September 30, 2019.

Following the Reorganization, the Company calculates net loss per share based on the weighted-average outstanding shares of common stock.

The following is a reconciliation of weighted-average common stock outstanding used in calculating basic net loss per share to weighted-average common stock outstanding used in calculating diluted net loss per share:

Three Months Ended September 30, 2020
Weighted-average common stock outstanding, basic	41,088,261
Add: Effect of dilutive securities
Warrants to purchase shares of common stock (as converted from warrants to purchase Series B-3 Preferred Stock in connection with the closing of the IPO)	663
Weighted-average common stock outstanding, diluted	41,088,924

The weighted-average common stock outstanding, basic and diluted, which includes the then outstanding warrant to purchase shares of common stock that was subsequently exercised in March 2020, was the same for the nine months ended September 30, 2020.

The following table sets forth the outstanding shares of Common 1 or common stock equivalents, presented based on amounts outstanding as of September 30, 2020 and 2019, respectively, that have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, including the preferred shares that were outstanding as of September 30, 2019 that would have been issued under the if-converted method (in shares of Common 1 or common stock equivalents, as applicable):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series A Preferred Shares	—	768,195	—	768,195
Series B Preferred Shares	—	5,543,400	—	5,543,400
Series C1 Preferred Shares	—	1,508,503	—	1,508,503
Stock options	4,947,106	—	4,947,106	—
Restricted common stock	66,073	—	66,073	—
Restricted stock units	18,200	—	18,200	—

All redeemable convertible and convertible preferred stock, enterprise junior stock and warrants to purchase Series B-3 Preferred Stock, as converted to warrants to purchase common stock in connection with the closing of the IPO, that were outstanding during the nine months ended September 30, 2020 were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2020 because their inclusion would have been anti-dilutive.

Note 14—Income Taxes

Income taxes for the three months ended September 30, 2020 and 2019 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $26.5 million and $1.2 million, respectively. The Company’s income tax benefit for the nine months ended September 30, 2020 was related to refunds arising from the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the income tax benefit for the nine months ended September 30, 2019 was attributable to the settlement of an IRS audit causing the release of its uncertain tax positions.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes may result in the generation of refunds of previously paid income taxes which are expected to be received over the next eighteen months. The Company has filed refund claims related to its 2018 and 2019 tax years and anticipates filing a refund claim related to its 2020 tax year to carryback NOLs to its 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $30.3 million.

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

During three months ended September 30, 2019 and the nine months ended September 30, 2019, the Company recognized $3.4 million and $93.1 million, respectively, of revenue related to the Modified Arrangement. The Company recognized no revenue related to the Modified Arrangement during the nine months ended September 30, 2020 as it had satisfied all of its performance obligations under the Modified Arrangement during the year ended December 31, 2019.

Other Collaboration Agreements

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration over the ten-year contract term. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Valo Health and therefore the Company’s obligation relative to the options were released and assumed by Valo Health (see Note 16).

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	Beginning of Period	Additions	Deductions	End of Period
Nine months ended September 30, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

	Beginning of Period	Additions	Deductions	End of Period
Nine months ended September 30, 2019
Deferred revenue	$94,031	$2,299	$93,113	$3,217
Deferred revenue, noncurrent	$1,266	$—	$27	$1,239

During the nine months ended September 30, 2019, the Company recognized total revenues of $93.1 million, of which $92.0 million was included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2020, the Company recognized no revenue.

The Company had no contract asset balances as of September 30, 2020 and 2019.

Note 16—Hit Discovery Divestiture

On March 16, 2020, the Company and Valo Health, Inc. (“Valo Health”, previously disclosed as “Integral Health, Inc.” and “NewCo”) executed an Agreement to divest select hit discovery capabilities (“Hit Discovery”, previously disclosed as “Early Discovery”). Valo Health purchased certain assets, including specified intellectual property, contracts and equipment used to conduct early stage hit identification and hit to lead discovery activities related to the identification, screening, and validation of compounds in early stage drug discovery from the Company. Additionally, certain of the Company’s employees terminated their employment with the Company and became employees of Valo Health.

In exchange, the Company is entitled to receive: $17.5 million in cash, of which $2.5 million was paid at closing, and $15.0 million is payable in installments through June 1, 2021 (the “Installment Receivable”); $0.5 million of reimbursements for expenses prepaid by the Company, the benefit of which was transferred to Valo Health; and equity consideration equal to $10.0 million of equity in Valo Health’s next financing round or, if Valo Health’s next equity financing does not occur prior to the one-year anniversary of the closing of the Agreement, a number of shares of preferred stock issued in Valo Health’s previous round of equity financing prior to this Agreement equal to $10.0 million divided by the price per share paid by investors in that previous equity financing (the “Equity Consideration”). Further, if Valo Health closes a financing that meets certain minimum thresholds prior to June 1, 2021, Valo Health will pay the Company the balance of the unpaid Installment Receivable. The Company is also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale (“Contingent Royalty Income”).

The Company concluded that substantially all of the fair value of the gross assets sold was not concentrated in a single identifiable asset or group of similar identifiable assets based on the value of the identifiable tangible and intangible assets sold and the employees transferred as part of the transaction. The Company concluded that the asset group transferred to Valo Health constituted a business as the Company transferred inputs and processes that are capable of producing outputs. Further, the Company concluded it no longer had a controlling interest in the divested business subsequent to the transaction. The Company recognized a gain representing the difference between the fair value of the consideration received and the carrying amount of the net assets sold.

The Company concluded the Equity Consideration is not a derivative instrument pursuant to ASC 815, Derivatives and Hedging, as it cannot be net settled. The Company does not have a significant influence on the operating and financial policies of Valo Health. As a result, the Equity Consideration is accounted for under ASC 321, Equity Securities. The Company recorded the equity instrument at fair value and is applying the measurement alternative under ASC 321 such that the Company will not change the amount recorded for the equity instrument unless the Company identifies observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument is otherwise deemed to be impaired. The Company concluded the fair value of the Equity Consideration is $10.0 million based on the expected value of the equity to be received. As of the nine months ended September 30, 2020, there has been no impairment to the Equity Consideration.

The fair value of the Installment Receivable was calculated as the present value of future cash payments to be received from Valo Health using a discount rate of 19.0% which factors in the risks associated with an early-stage development company. The Company will use the effective interest rate to accrete the present value of the future payments to the total amount of payments to be received from Valo Health. The Company recorded the Installment Receivable in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2020. The fair value of the Equity Consideration is included in other assets on the Company’s condensed consolidated balance sheet. The fair value of the Contingent Royalty Income was determined to be de minimis given the remote likelihood the Company will receive any significant future payments.

The fair value of the total consideration to be received used in calculating the gain on Hit Discovery divestiture is summarized as follows (in thousands):

Fair Value
Cash consideration:
Cash due at closing	$2,961
Installment Receivable	12,593
Non-cash consideration:
Equity Consideration	$10,000
Total fair value of consideration	$25,554

The carrying value of the assets and liabilities included in the sale to Valo Health are as follows (in thousands):

Carrying Amount
Assets:
Prepaid expenses and other current assets	$1,117
Property and equipment, net	2,398
Other assets	125
$3,640
Liabilities:
Accounts payable	$159
Deferred revenue	1,239
$1,398
Net assets sold	$2,242

The Company recognized a gain on Hit Discovery divestiture of $23.3 million which is presented as a separate component of other income on the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020, the Company recorded interest income of approximately $0.7 million and $1.5 million, respectively, related to the accretion of the Installment Receivable. As of September 30, 2020, the carrying value of the Installment Receivable was $14.1 million.

Upon the execution of the Agreement, the Company accelerated the vesting of 23,317 stock options, 18,818 of which were held by employees who terminated employment with the Company as part of the transaction, in accordance with the respective award agreements. In addition, the Company modified 19,981 stock options to increase the exercise period from 90 days to one year from the date of termination for certain employees terminated in relation to the transaction. The incremental compensation expense associated with the modification was deemed immaterial. Separately, the Company recognized $0.5 million of research and development expense in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 related to a cash bonus payable as a result of the transaction. No corresponding research and development expense was recognized in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of small molecule product candidates focused on indications with significant unmet patient need. Our pipeline consists of six product candidates, two of which we are pursuing as core product candidates for development, FT-4202 for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. In addition to our core product candidates, we are simultaneously pursuing partnerships for our non-core product candidates, which include FT-2102, a selective inhibitor for cancers with isocitrate dehydrogenase 1 gene mutations, or IDH1m, and FT-8225, which is a liver-targeted fatty acid synthase, or FASN, inhibitor. Additionally, we have licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, or Celgene, based on molecules that we discovered.

Since our founding in 2007, we have devoted substantially all of our resources to the research and development of our drug discovery technology, developing our pipeline, building our intellectual property portfolio and raising capital. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our IPO.

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

On June 23, 2020, we completed an IPO in which we issued and sold 15,964,704 shares of our common stock at a public offering price of $20.00 per share, including 2,082,352 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $319.3 million. We raised approximately $293.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible and convertible preferred stock automatically converted into 20,349,223 shares of common stock; all issued shares of enterprise junior stock automatically converted into 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively; and warrants to purchase an aggregate of 299,999 shares of Series B-3 convertible preferred stock with an exercise price of $1.20 per share automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. Subsequent to the closing of the IPO, there were no shares of preferred stock or enterprise junior stock outstanding. In connection with the closing of the IPO, we filed a Second Amended Certificate of Incorporation to change the authorized capital stock to 160,000,000 shares, of which 147,494,175 are designated as voting common stock, 2,505,825 are designated as non-voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net loss was $27.6 million and $31.0 million for the three months ended September 30, 2020 and 2019, respectively, and $41.8 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, our retained earnings (accumulated deficit) was ($28.8) million and $16.7 million, respectively. In March 2019, we declared, and in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for FT-4202 for the treatment of SCD;
▪	prepare for and initiate our planned, registration-enabling, global pivotal Phase II/III clinical trial of FT-4202 in SCD;
▪	prepare for and initiate our planned clinical trial of FT-4202 in patients with beta thalassemia;
▪	advance our planned clinical programs for FT-7051 for the treatment of mCRPC;
▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our core product candidates that successfully complete clinical development;
▪

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

▪	maintain, expand, enforce, defend and protect our intellectual property portfolio;
▪	hire additional staff, including clinical, scientific and management personnel;
▪	take temporary precautionary measures to help minimize the risk of the coronavirus disease, or COVID-19, to our employees and patients who enroll in our studies;
▪	secure facilities to support continued growth in our research, development and commercialization efforts; and
▪	incur additional costs associated with our continued operations as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain marketing approval for our drug candidates. Business interruptions resulting from the coronavirus outbreak or similar public health crises have and could continue to cause a disruption of the development of our product candidates and our business. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We have determined that our cash, cash equivalents and marketable securities of $384.3 million as of September 30, 2020 will be sufficient to fund our operations for at least one year from the date of filing of this Form 10-Q. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO. We have experienced significant negative cash flows from operations during the nine months ended September 30, 2020. We do not expect to experience any significant positive cash flows from our existing collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, or the COVID-19 pandemic, which continues to spread throughout the U.S. and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence or “second wave” of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. To date, many clinical trials have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The COVID-19 pandemic has impacted patients’ visits to study sites for both our FT-4202 and olutasidenib programs; we continue to work closely with our CROs and the study sites to ensure patient safety and help facilitate study conduct. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. During the nine months ended September 30, 2019 revenue primarily related to the delivery of research and development services and license rights under our collaboration agreements with Celgene which was recognized over the period in which the related research services were performed and certain milestones achieved under agreements with other collaborators. Our collaboration arrangements with Celgene were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. We expect revenue for the next several years will be derived primarily from milestone payments under our existing license agreements with Celgene and Boehringer Ingelheim, if Celgene or Boehringer Ingelheim achieve certain specified research, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any.

Operating Expenses

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates, including the conduct of preclinical and clinical studies and product development, which are expensed as they are incurred. These expenses consist primarily of:

▪	compensation, benefits, including equity-based compensation, and other employee related expenses;

▪	third-party contract costs relating to research, process and formulation development, preclinical and clinical studies and regulatory operations;
▪	supplies to support our internal research and development efforts; and
▪	research and development related facility and depreciation costs.

We track direct research and development expenses, consisting principally of external costs, such as costs associated with CROs and manufacturing of preclinical and clinical drug product and other outsourced research and development expenses to specific product programs once a product candidate has been selected. We do not allocate internal research and development expenses consisting of employee and contractor-related costs, costs associated with our research and facility expenses, including depreciation or other indirect costs, to specific product candidate programs because these costs are deployed across multiple product candidate programs under research and development and, as such, are separately classified. The table below summarizes our research and development direct expenses for non-partnered product candidates and both external and internal costs for partnered programs and those costs that were unallocated to programs for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FT-4202	$9,158	$3,441	$20,743	$6,875
FT-7051	1,175	789	2,972	4,099
FT-2102	5,322	10,589	16,874	27,021
FT-4101	(403)	917	68	2,835
FT-8225	339	1,184	1,318	3,994
External predevelopment and unallocated expenses	1,224	2,334	3,325	10,680
Internal research and development expenses	7,965	8,304	23,201	28,769
	$24,780	$27,558	$68,501	$84,273

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our core FT-4202 and FT-7051 programs to increase as the programs progress through clinical trials. We expect costs associated with FT-2102 to decrease over time, as the ongoing clinical trials for FT-2102 in AML and solid tumors progress towards completion. We do not anticipate significant future costs for FT-4101 or for FT-8225. Otherwise, we do not expect costs associated with these programs to increase meaningfully after these activities are completed unless and until a partnership or collaboration arrangement is established.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize FT-4202 and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
▪	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
▪	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
▪	obtaining and maintaining third-party coverage and adequate reimbursement, if FT-4202 or FT-7051 is approved;
▪	acceptance of our core lead product candidates, if and when approved, by patients, the medical community and third-party payors;

▪	effectively competing with other therapies, if FT-4202 or FT-7051 is approved;
▪	our ability to obtain and maintain patent, trade secret and other intellectual property protection for FT-4202 and FT-7051 and regulatory exclusivity for FT-4202 and FT-7051 if and when approved;
▪	our receipt of marketing approvals for FT-4202 and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our core lead products following approval.

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

Restructuring Charges

Restructuring charges consist of termination costs, including employee severance, health benefits, and outplacement services, incurred as a result of our January 2019 organization realignment. See Note 9 to each of our audited consolidated financial statements in the Prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020 and unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for additional information on our restructuring charges.

Interest Income

Interest income consists of interest generated from our cash, cash equivalents and marketable securities, amortization and accretion of purchase premiums and discounts associated with our investments, and the accretion of the carrying value of the installment receivable from the divestiture of Hit Discovery capabilities to Valo Health to its fair value.

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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback NOLs originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes will result in the generation of refunds of previously paid income taxes which are expected to be received over the next eighteen months. We have filed refund claims related to our 2018 and 2019 tax years and anticipate filing a refund claim related to our 2020 tax year to carryback NOLs to our 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $30.3 million.

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$
Collaboration revenue	$—	$3,377	$(3,377)
Operating expenses:
Research and development	24,780	27,558	(2,778)
General and administrative	7,460	7,025	435
Restructuring charges	—	545	(545)
Total operating expenses	32,240	35,128	(2,888)
Loss from operations	(32,240)	(31,751)	(489)
Other income:
Interest income	870	565	305
Other income (loss), net	(52)	201	(253)
Total other income, net	818	766	52
Loss before taxes	(31,422)	(30,985)	(437)
Income tax benefit	(3,806)	—	(3,806)
Net loss	$(27,616)	$(30,985)	$3,369

Collaboration Revenue

We recognized $3.4 million of collaboration revenue for the three months ended September 30, 2019. There was no collaboration revenue for the three months ended September 30, 2020. The decrease was primarily due to the termination of our collaboration agreements with Celgene in 2018 and revenue recognized based on progress towards our completion of the performance obligations under our license agreements with Celgene in 2019.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2020	2019	($)
FT-4202	$9,158	$3,441	$5,717
FT-7051	1,175	789	386
FT-2102	5,322	10,589	(5,267)
FT-4101	(403)	917	(1,320)
FT-8225	339	1,184	(845)
External predevelopment and unallocated expenses	1,224	2,334	(1,110)
Internal research and development expenses	7,965	8,304	(339)
Total research and development expense	$24,780	$27,558	$(2,778)

Research and development expense decreased by $2.8 million from $27.6 million for the three months ended September 30, 2019 to $24.8 million for the three months ended September 30, 2020.

The decrease in research and development expense was primarily attributable to a $5.3 million decrease in spending on FT-2102 related to the timing of product manufacturing, completion of enrollment in the pivotal study and decrease in activities related to the companion diagnostic, a $1.1 million decrease in spending on external predevelopment candidate expenses and unallocated expenses due to reprioritization of research and development and the reduction of research activities following the termination of the Celgene collaboration and Hit Discovery divestiture, a decrease of $0.8 million in FT-8225 due to completion of preclinical studies and timing of product manufacturing, and a decrease of $1.3 million in FT-4101 due to lower Phase I/II study costs and timing of product manufacturing. These decreases were partially offset by a $5.7 million increase in research and development expenses related to FT-4202 due to the conduct of our Phase I trial, clinical product manufacturing, and preparation for our Phase II/III trial.

General and Administrative Expense

General and administrative expense increased by approximately $0.4 million from $7.0 million for the three months ended September 30, 2019 to $7.5 million for the three months ended September 30, 2020.

The increase in general and administrative expense was primarily attributable to a $1.3 million increase in equity-based compensation, and a $0.6 million increase in insurance related expense, and a $0.5 million increase in other related general and administrative costs, partially offset by a reduction of $2.0 million related to legal, consulting, and other professional fee expenses.

Restructuring Charges

In the three months ended September 30, 2019, we incurred restructuring charges of approximately $0.5 million due to termination costs, including employee severance, health benefits, and outplacement services associated with our January 2019 organization realignment.

Interest Income

Interest income increased by approximately $0.3 million from $0.6 million for the three months ended September 30, 2019 compared to $0.9 million for the three months ended September 30, 2020. The increase was primarily due to interest on the future cash payments from Valo Health and offset by the amortization and accretion of purchase premiums and discounts associated with our investments.

Other Income (Loss), Net

In the three months ended September 30, 2020, we recorded a loss on the sale and disposal of fixed assets offset by a gain in the remeasurement of our warrants, which were exercised under cashless (net) provisions in July 2020. In the three months ended September 30, 2019, we recorded a gain on the remeasurement of our outstanding warrants to purchase preferred securities of $0.2 million.

Income Taxes

In the three months ended September 30, 2020, we recorded an income tax benefit of $3.8 million, which is related to the three months ended September 30, 2020 impact on projected 2020 carryback refunds arising from the CARES Act.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$
Collaboration revenue	$—	$93,113	$(93,113)
Operating expenses:
Research and development	68,501	84,273	(15,772)
General and administrative	22,841	17,631	5,210
Restructuring charges	63	5,620	(5,557)
Total operating expenses	91,405	107,524	(16,119)
Loss from operations	(91,405)	(14,411)	(76,994)
Other income:
Gain on Hit Discovery divestiture	23,312	—	23,312
Interest income	2,406	2,544	(138)
Other income (loss), net	(2,668)	513	(3,181)
Total other income, net	23,050	3,057	19,993
Loss before taxes	(68,355)	(11,354)	(57,001)
Income tax benefit	(26,529)	(1,217)	(25,312)
Net loss	$(41,826)	$(10,137)	$(31,689)

Collaboration Revenue

We recognized $93.1 million of collaboration revenue for the nine months ended September 30, 2019. There was no collaboration revenue for the nine months ended September 30, 2020. The decrease was primarily due to the termination of our collaboration agreements with Celgene in 2018 and revenue recognized based on progress towards our completion of the performance obligations under our license agreements with Celgene in 2019.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	($)
FT-4202	$20,743	$6,875	$13,868
FT-7051	2,972	4,099	(1,127)
FT-2102	16,874	27,021	(10,147)
FT-4101	68	2,835	(2,767)
FT-8225	1,318	3,994	(2,676)
External predevelopment and unallocated expenses	3,325	10,680	(7,355)
Internal research and development expenses	23,201	28,769	(5,568)
Total research and development expense	$68,501	$84,273	$(15,772)

Research and development expense decreased by $15.8 million from $84.3 million for the nine months ended September 30, 2019 to $68.5 million for the nine months ended September 30, 2020.

The decrease in research and development expense was primarily attributable to a $10.1 million decrease in spending on FT-2102 related to the timing of product manufacturing, completion of enrollment in the pivotal study and decrease in activities related to the companion diagnostic, a $7.4 million decrease in spending on external predevelopment candidate expenses and unallocated expenses due to reprioritization of research and development and the reduction of research activities following the termination of the Celgene collaboration and Hit Discovery divestiture, a $5.6 million decrease in spending on internal research and development expenses primarily due to restructuring in January 2019 and reprioritization of research and development,  a decrease of $2.7 million in spending on FT-8225 due to completion of preclinical studies, a $1.1 million decrease in spending on FT-7051 related to timing of product manufacturing and toxicology studies, and a decrease of $2.8 million in FT-4101 due to completion of Phase I/II study costs and timing of product manufacturing. These decreases were partially offset by a $13.9 million increase in research and development expenses related to FT-4202 due to the conduct of our Phase I trial, preparation for our phase II/III trail, and clinical product manufacturing.

General and Administrative Expense

General and administrative expense increased by approximately $5.2 million from $17.6 million for the nine months ended September 30, 2019 to $22.8 million for the nine months ended September 30, 2020.

The increase in general and administrative expense was primarily attributable to a $2.3 million increase in equity-based compensation, a $1.4 million increase in professional fees driven primarily by increases in consulting expense, a $0.7 million increase of insurance related expense and a $0.9 million increase in other related general and administrative costs.

Restructuring Charges

In the nine months ended September 30, 2019, we incurred restructuring charges of approximately $5.6 million due to termination costs, including employee severance, health benefits, and outplacement services associated with our January 2019 organization realignment. In the nine months ended September 30, 2020, we incurred $0.1 million of additional severance costs related to the restructuring.

Interest Income

Interest income decreased by approximately $0.1 million from $2.5 million for the nine months ended September 30, 2019 compared to $2.4 million for the nine months ended September 30, 2020. The decrease was primarily due to a decrease in market interest rates, offset by interest on the future cash payments from Valo Health.

Gain on Hit Discovery divestiture

In the nine months ended September 30, 2020, we recognized a gain of $23.3 million related to the divestiture of our Hit Discovery capabilities. See Note 16 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for additional information on the gain on Hit Discovery divestiture.

Other Income (Loss), Net

In the nine months ended September 30, 2020, we recorded a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million. In July 2020, the common stock warrants were exercised under cashless (net) provisions. In the nine months ended September 30, 2019, we recorded a gain on the remeasurement of our outstanding warrants to purchase preferred securities of $0.5 million.

Income Taxes

In the nine months ended September 30, 2020, we recorded an income tax benefit of $26.5 million, which is related to refunds arising from the CARES Act. In the nine months ended September 30, 2019, we recorded an income tax benefit of $1.2 million, which was attributable to the settlement of an IRS audit causing the release of our uncertain tax positions.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of the IPO. From inception through September 30, 2020, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $293.3 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $384.3 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of non-core assets and from potential milestones from existing out-licensed programs with Celgene and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the nine months ended September 30, 2020 we experienced a loss from operations and negative cash flows from operations. We anticipate to incur operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(83,099)	$(23,668)
Investing activities	(301,967)	41,217
Financing activities	293,605	(45,207)
Net decrease in cash, cash equivalents and restricted cash	$(91,461)	$(27,658)

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

Net cash used in operating activities increased by approximately $59.4 million from $23.7 million for the nine months ended September 30, 2019 to $83.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to the increase in net loss incurred in the nine months ended September 30, 2020.

Investing Activities

Net cash provided by (used in) investing activities increased by approximately ($343.2) million from $41.2 million for the nine months ended September 30, 2019 to ($302.0) million for the nine months ended September 30, 2020. The increase was primarily attributable to a $109.7 million decrease in proceeds from the maturity of marketable securities, a $236.7 million increase in purchases of held-to-maturity marketable securities, and partially offset by $2.8 million of net proceeds from the Hit Discovery divestiture.

Financing Activities

For the nine months ended September 30, 2020, our net cash provided by financing activities was primarily attributable to the net proceeds of $293.3 million, plus $0.4 million of unpaid issuance costs, from the IPO. For the nine months ended September 30, 2019, our net cash used in financing activities was primarily attributable to $45.4 million of distributions paid to equity holders.

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

As of September 30, 2020, our cash, cash equivalents and marketable securities of $384.3 million will be sufficient to finance our operating expenses and capital expenditure requirements through the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

On September 14, 2020, we entered into a new lease with our existing landlord for approximately 54,109 square feet of office and laboratory space located at 300 North Beacon Street, Watertown, Massachusetts for an initial ten-year term. The existing lease located at 500 Arsenal Street, Watertown, Massachusetts was amended to expire 30 days following the commencement date of the new lease. In addition, upon the commencement date of the new lease, we will no longer be obligated to make future rent payments under our existing lease. We will be obligated to make rent payments upon the lease commencement date of the new lease which is currently anticipated to be in August 2021.  Upon lease commencement, we will be obligated to make monthly rent payments of approximately $0.3 million per month in the first contract year, subject to a 3.0% increase in each subsequent year. The lease provides an extension option for one additional five-year term at then-market rates. In addition to base rent, the lease requires us to pay additional amounts for our ratable portion of taxes, maintenance and other operating expenses. In connection with execution of the lease, we provided a $2.0 million security deposit in the form of a letter of credit and a prepayment equal to the first month’s base rent, which are included in other assets and prepaid and other current assets, respectively, on the condensed consolidated balance sheet as of September 30, 2020. Such amounts are refundable if the landlord does not deliver the premises under the new lease within a certain period of time. If the new lease does not commence, we remain obligated to the existing lease.

There were no other material changes to our contractual obligations during the nine months ended September 30, 2020. For a complete discussion of our contractual obligations, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 22, 2020, with the exception of those noted within Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, such standards will not have a material impact on our unaudited condensed consolidated financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and marketable securities are primarily invested in U.S. Treasury obligations, U.S. Government securities, corporate debt securities, commercial paper, repurchase agreements and money market funds. However, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Foreign currency fluctuation risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, all of our employees continue to work remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The materials and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Past Financial Condition

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

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the coronavirus disease 2019, or COVID-19, pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO. From inception through September 30, 2020, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $293.3 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $384.3 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the nine months ended September 30, 2020, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for FT-4202 for the treatment of SCD;
▪	prepare for and initiate our planned, registration-enabling, global pivotal Phase II/III clinical trial of FT-4202 in SCD;
▪	prepare for and initiate our planned clinical trial of FT-4202 in patients with beta thalassemia;
▪	advance our planned clinical programs for FT-7051 for the treatment of mCRPC;

▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our core product candidates that successfully complete clinical development;
▪

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

▪	maintain, expand, enforce, defend and protect our intellectual property portfolio;
▪	hire additional staff, including clinical, scientific and management personnel;
▪	take temporary precautionary measures to help minimize the risk of COVID-19 to our employees and patients who enroll in our studies;
▪	secure facilities to support continued growth in our research, development and commercialization efforts; and
▪	incur additional costs associated with our continued operation as a public company.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated significant research collaboration revenue, we have not generated any commercial revenue from our current core product candidates, including our lead core product candidate, FT-4202, and our other core product candidate, FT-7051, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue unless and until we complete the development of, obtain marketing approval for, and begin to sell, FT-4202, which is currently being evaluated in a Phase I trial, or FT-7051, which we expect to initiate a Phase I clinical trial for in the fourth quarter of 2020. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, FT-4202 and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
▪	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
▪	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
▪	obtaining and maintaining third-party coverage and adequate reimbursement, if FT-4202 or FT-7051 is approved;
▪	acceptance of our core lead product candidates, if and when approved, by patients, the medical community and third-party payors;
▪	effectively competing with other therapies, if FT-4202 or FT-7051 is approved;
▪	our ability to obtain and maintain patent, trade secret and other intellectual property protection for FT-4202 and FT-7051 and regulatory exclusivity for FT-4202 and FT-7051 if and when approved;
▪	our receipt of marketing approvals for FT-4202 and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our core lead products following approval.

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

Risks Related to Future Financial Condition

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or commercialization efforts.

The development of pharmaceutical drugs is capital intensive. We are currently advancing FT-4202 through clinical development and FT-7051 through preclinical development. We reported data from a single dose cohort in seven SCD patients in June 2020 and expect to report data from the MAD1 cohort at the ASH Annual Meeting, which is scheduled to occur December 5, 2020 through December 8, 2020, the MAD2 cohort in the first quarter of 2021 and a three-month open label extension in SCD patients in the second quarter of 2021. The U.S. Food and Drug Administration, or FDA, cleared our IND for FT-7051 in April 2020, and we expect to initiate a Phase I clinical trial in metastatic castration-resistant prostate cancer, or mCRPC, in the fourth quarter of 2020. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

On June 23, 2020, we completed our initial public offering of our common stock, or IPO, and expect that the net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through the second quarter of 2023.  Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk Factors’’ section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

▪	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates;
▪	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;
▪	the scope, prioritization and number of our research and development programs;
▪	the costs, timing and outcome of regulatory review of our current or future product candidates;
▪	our ability to establish and maintain collaborations on favorable terms, if at all;
▪	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
▪	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
▪	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
▪	the extent to which we acquire or in-license other current or future product candidates and technologies;
▪	the costs of securing manufacturing arrangements for commercial production; and
▪	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our current or future product candidates.

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Clinical Development

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

▪

we may not be able to demonstrate that our current or future product candidates are safe and effective in treating their target indications to the satisfaction of the FDA or applicable foreign regulatory agency;

▪

the results of our preclinical studies and clinical trials may not meet the level of statistical or clinical significance required by the FDA or applicable foreign regulatory agency for marketing approval;

▪	the FDA or applicable foreign regulatory agency may disagree with the number, design, size, conduct or implementation of our preclinical studies and clinical trials;
▪	the FDA or applicable foreign regulatory agency may require that we conduct additional preclinical studies and clinical trials;
▪	the FDA or applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our current or future product candidates;
▪

the contract research organizations, or CROs, that we retain to conduct our preclinical studies and clinical trials may take actions that materially adversely impact our preclinical studies and clinical trials;

▪

the FDA or applicable foreign regulatory agency may find the data from preclinical studies and clinical trials insufficient to demonstrate that our current or future product candidates’ clinical and other benefits outweigh their safety risks;

▪	the FDA or applicable foreign regulatory agency may disagree with our interpretation of data from our preclinical studies and clinical trials;
▪	the FDA or applicable foreign regulatory agency may not accept data generated at our preclinical studies and clinical trial sites;
▪

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

▪	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
▪

the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs;

▪	the FDA or applicable foreign regulatory agency may be delayed in their review processes due to staffing or other constraints arising from the COVID-19 pandemic; or
▪	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

Patient enrollment may be affected by other factors including:

▪	the willingness of participants to enroll in our clinical trials and available support in our countries of interest;
▪	the severity of the disease under investigation;
▪	the eligibility criteria for the clinical trial in question;
▪	the availability of an appropriate screening test;
▪	the perceived risks and benefits of the product candidate under study;
▪	the efforts to facilitate timely enrollment in clinical trials;
▪	the patient referral practices of physicians;
▪	the ability to monitor patients adequately during and after treatment;
▪	the proximity and availability of clinical trial sites for prospective patients; and
▪

factors we may not be able to control, such as current or potential pandemics that may limit patients, CROs, principal investigators or staff, or clinical site availability (e.g., outbreak of COVID-19).

Rare hematologic diseases may have relatively low prevalence and it may be difficult to identify patients with the driver of the disease, which may lead to delays in enrollment for our trials.

Rare hematologic diseases may have relatively low prevalence and it may be difficult to identify patients with the indications we are targeting. For example, the prevalence of SCD is approximately 100,000 individuals in the U.S. and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom on a combined basis. Similarly, the prevalence of beta thalassemia is estimated to be approximately 20,000 individuals across the U.S. and Europe and approximately 300,000 patients globally. Our inability to enroll a sufficient number of patients with the target indication for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our current or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for FT-4202 in SCD patients. The European Commission also granted Orphan Drug designation to FT-4202 for the treatment of SCD. However, if we are unable to include patients with the target indication, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines for our other product candidates.

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption to the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A reoccurrence or “second wave” of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead core and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

▪

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

▪

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

▪	the potential negative effect on the operations of our third-party manufacturers;
▪	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
▪

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials; and

▪

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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees and employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. In accordance with applicable state requirements, laboratory employees returned to our laboratories on May 19, 2020 on a voluntary basis and the Company is keeping the safety of these workers as a top priority. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the U.S. Securities and Exchange Commission, or the SEC, or the FDA or its foreign equivalent.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. For example, the single dose cohort in our Phase I trial of FT-4202 only included seven SCD patients. With a limited number of patients and limited duration of exposure, rare and severe side effects of our current or future product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our current or future product candidates receive marketing approval and we or others identify undesirable side effects caused by such current or future product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

▪	regulatory authorities may withdraw or limit their approval of such current or future product candidates;
▪	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
▪	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
▪

we may be required to change the way such current or future product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the current or future product candidates;

▪

regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

▪	we may be subject to regulatory investigations and government enforcement actions;
▪	we may decide to remove such current or future product candidates from the marketplace;
▪	we could be sued and held liable for injury caused to individuals exposed to or taking our current or future product candidates; and
▪	our reputation may suffer.

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

Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Risks Related to Regulatory Approval

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

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the current or future product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, premarket approval application, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our current or future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

▪	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
▪

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or that it is suitable to identify appropriate patient populations;

▪	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
▪	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
▪	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
▪

the data collected from clinical trials of our current or future product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;

▪

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

▪	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and review timelines could be extended.

A Fast Track Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for FT-4202 in SCD patients.  The European Commission also granted Orphan Drug designation to FT-4202 for the treatment of SCD. We may seek Fast Track Designation for our other current or future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even though we have received Fast Track Designation and may receive Fast Track Designation again in the future for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain Orphan Drug Designation or exclusivity for any product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for FT-4202 in SCD patients. The European Commission also granted Orphan Drug designation to FT-4202 for the treatment of SCD. We may seek Orphan Drug Designation for other current or future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S.

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

Although we have obtained Rare Pediatric Disease Designation from the FDA for FT-4202 in SCD patients, we may not be eligible to receive a priority review voucher in the event that FDA approval does not occur prior to December 11, 2022.

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of an NDA for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The authority for the FDA to award PRVs for drugs after December 11, 2020 is currently limited to drugs that receive rare pediatric disease designation on or prior to December 11, 2020, and the FDA may only award PRVs through December 11, 2022. However, it is possible the authority for the FDA to award PRVs will be extended by Congress. As such, if we do not obtain approval of an NDA for FT-4202 in patients with SCD on or before December 11, 2022, and if the PRV Program is not extended by Congressional action, we may not receive a PRV.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

▪	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary drug recalls;
▪	fines, warning letters or holds on clinical trials;
▪	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of drug license approvals;
▪	drug seizure or detention, or refusal to permit the import or export of drugs; and
▪	injunctions or the imposition of civil or criminal penalties.

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

We are not permitted to market or promote any of our current or future product candidates in foreign markets before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our current or future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our current or future product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our current or future product candidates and ultimately commercialize our current or future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

▪	differing regulatory requirements in foreign countries, which may cause obtaining regulatory approvals outside of the U.S. to take longer and be more costly than obtaining approval in the U.S.;
▪	our customers’ ability to obtain reimbursement for our current or future product candidates in foreign markets;
▪	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
▪	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
▪	import or export licensing requirements;
▪	longer accounts receivable collection times;
▪	longer lead times for shipping;
▪	language barriers for technical training;
▪	reduced protection of intellectual property rights in some foreign countries;
▪	the existence of additional potentially relevant third-party intellectual property rights;
▪	economic weakness, including inflation, or political instability in particular foreign economies and markets;
▪	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
▪	foreign taxes, including withholding of payroll taxes;
▪	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
▪	difficulties staffing and managing foreign operations;
▪	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
▪	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
▪	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;
▪	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪	business interruptions resulting from geo-political actions, including war and terrorism.

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

Risks Related to Commercialization

Risks Related to Sales, Marketing and Competition

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

▪

the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available medicines;

▪	limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;
▪	the clinical indications for which our current or future product candidates are approved;
▪	availability of alternative treatments already approved or expected to be commercially launched in the near future;
▪	the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
▪	the willingness of the target patient population to try new therapies or treatment methods and of physicians to prescribe these therapies or methods;
▪	the need to dose such product candidates in combination with other therapeutic agents, and related costs;
▪	the strength of marketing and distribution support and timing of market introduction of competitive products;
▪	publicity concerning our products or competing products and treatments;
▪	pricing and cost effectiveness;
▪	the effectiveness of our sales and marketing strategies;
▪	our ability to increase awareness of our current or future product candidates;
▪	our ability to obtain sufficient third-party coverage or reimbursement; or
▪	the ability or willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

Specifically, there are a large number of companies developing or marketing treatments for rare hematologic diseases and cancers, including many major pharmaceutical and biotechnology companies. If FT-4202 receives marketing approval for the treatment of SCD, it may face competition from other product candidates in development for these indications, including product candidates in development from bluebird bio, Inc., EpiDestiny, Inc., Novo Nordisk A/S, Sangamo Therapeutics Inc., Bioverativ Inc. (now Sanofi S.A.), Fulcrum Therapeutics, Inc., Syros Pharmaceuticals, Inc., Global Blood Therapeutics, Inc., Intellia Therapeutics, Inc., Novartis AG, Agios Pharmaceuticals, Inc., or Agios, Imara Inc., Pfizer Inc., Emmaus Life Sciences, Inc., Aruvant Sciences, Inc., Vertex Pharmaceuticals Incorporated, CRISPR Therapeutics AG, Prolong Pharmaceuticals, LLC, Daiichi Sankyo Company, Limited. Further, if FT-7051 receives marketing approval for the treatment of mCRPC, it may face competition from CellCentric, Ltd., Genentech, Inc. and Constellation Pharmaceuticals, Inc.

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

We will face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any current or future product candidates that we may develop. If we cannot successfully defend ourselves against claims that our current or future product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

▪	decreased demand for any current or future product candidates that we may develop;
▪	injury to our reputation and significant negative media attention;
▪	withdrawal of clinical trial participants;
▪	significant costs and resources to defend the related litigation;
▪	substantial monetary awards to trial participants or patients;
▪	loss of revenue; and
▪	the inability to commercialize any current or future product candidates that we may develop.

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

Our ability to commercialize any current or future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for these current or future product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Factors payors consider in determining reimbursement are based on whether the product is:
▪	a covered benefit under its health plan;
▪	safe, effective and medically necessary;
▪	appropriate for the specific patient;
▪	cost-effective; and
▪	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting insurance coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.

Additionally, we may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect,  unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS, as well as local state Medicaid programs, could have a significant impact on our business in light of the higher proportion of SCD patients that utilize Medicare and Medicaid programs to pay for treatments.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is highly possible that additional governmental action will be taken at either or both the federal and state levels to address the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our current or future product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

Factors that may inhibit our efforts to commercialize our current or future product candidates on our own include:

▪	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
▪	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
▪	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

▪

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order

▪

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

▪

the federal False Claims Act, or FACA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, manufacturers can be held liable under the FACA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FACA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FACA for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the FACA;

▪

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

▪

the federal physician payment transparency requirements, commonly referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the U.S. Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

▪

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

▪

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

In addition, California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. As of March 28, 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, other records and information we maintain on our customers may be subject to the CCPA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

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

Although we intend to design the clinical trials for our current or future product candidates or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

▪	have staffing difficulties;
▪	fail to comply with contractual obligations;
▪	experience regulatory compliance issues; and
▪	form relationships with other entities, some of which may be our competitors.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. For example, on October 28, 2020, Synteract, Inc., the CRO that is overseeing our Phase II/III clinical study for FT-4202 announced that it is being acquired by Syneos Health, Inc., another CRO, with whom we do not have a pre-existing relationship. While we cannot accurately predict the effects that this acquisition may have on our ongoing clinical studies for FT-4202, it is possible that this acquisition could result in business interruptions or changes in personnel that could impact the ongoing studies.  If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our current or future product candidates. As a result, we believe that our financial results and the commercial prospects for our current or future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We have entered into licensing arrangements with Boehringer Ingelheim and Celgene, now Bristol-Myers Squibb, and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. For example, in March 2020, we sold select hit discovery capabilities and related assets to Valo Health, Inc. that aims to increase the efficiency of medicine development using computational-enabled capabilities. Under the deal terms, we received an upfront cash payment and will receive additional cash and equity in Valo Health, Inc. as consideration. We are also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale.

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

Further, collaborations involving our current or future non-core product candidates, are subject to numerous risks, which may include the following:

▪	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
▪	successful transfer of information, data, or materials related to non-core product candidates to collaborators to permit continued development and commercialization activities;
▪

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
▪

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

▪	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or future non-core product candidates;
▪	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
▪

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

▪

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future non-core product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

▪

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future non-core product candidates;

▪

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

▪	collaborators may not pay in a timely manner, milestones and royalties due to us.

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

Additionally, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed.

Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Risks Related to Intellectual Property

Risks Related to Maintaining Our Intellectual Property

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

We own patent applications related to our product candidates including our lead core product candidate, FT-4202 and our other core product candidate, FT-7051. The FT-4202 compound is covered by granted U.S., Australian, European, Japanese, and S. Korean patents and other granted patents, as well as by numerous pending patent applications (including U.S., Canadian and Chinese patent applications) that are expected to expire no sooner than March 2038 if granted, not including any patent term extension, supplementary protection certificate, or SPC, or data exclusivity. The FT-7051 compound is covered by pending U.S., European, Japanese, and PCT international patent applications projected to expire in June 2039 if granted, not including any patent term extension, SPC or data exclusivity, if granted.

We also own patents and patent applications related to our non-core isocitrate dehydrogenase 1 gene, or IDH1, program, FT-2102, and our fatty-acid synthase, or FASN, programs, FT-8225 and FT-4101. The FT-2102 compound is covered by granted patents in the U.S., Europe, Japan, China and other countries that are expected to expire in September 2035, not including any patent term extension, SPC or data exclusivity. The FT-2102 program is covered by an additional granted U.S. patent expected to expire in May 2039, absent any patent term extension, SPC or data exclusivity, and by pending patent applications projected to expire in 2039 on the uses of FT-2102 in methods of treatment currently in clinical development, not including any patent term extension, SPC or data exclusivity, if granted. The FT-8225 program is covered by pending U.S., European and PCT international patent applications that are expected to expire in October 2039 if granted, not including patent term extension, SPC or data exclusivity. The FT-4101 program is covered by granted patents in the U.S. and Europe expected to expire in March 2034, and by a granted U.S. patent expected to expire in October 2039, not including any patent term extension, SPC or data exclusivity.

In addition, we own patents and patent applications expected to expire between 2034 and 2040 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1, or USP1, IDH1 and others.

As of October 31, 2020, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third-party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

▪	patent applications that we own or may in-license may not lead to issued patents;
▪	patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
▪

others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;

▪	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
▪	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
▪	we, or our future licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
▪	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
▪

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

▪	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
▪

third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

▪	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
▪	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
▪	we may not develop or in-license additional proprietary technologies that are patentable; and

▪	the patents of others may have an adverse effect on our business.

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

Risks Related to Intellectual Property Litigation

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

▪

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

▪

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

▪

a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, including FT-4202, FT-7051, FT-2102, FT-8225, and FT-4101, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

▪

if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

▪

redesigning our current or future product candidates or processes so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

▪

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

Risks Related to Our Third-Party Intellectual Property Obligations

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

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

▪	the scope of rights granted under the license agreement and other interpretation-related issues;
▪	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
▪	our right to sublicense patent and other rights to third parties under collaborative development relationships;
▪

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or future product candidates, and what activities satisfy those diligence obligations;

▪	the priority of invention of any patented technology; and
▪	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

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

Risks Related to Our Operations

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

As of September 30, 2020, we had 89 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing, patient support and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. In connection with our IPO, we adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Tax

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal and state NOLs of approximately $45.3 million and $82.9 , respectively, and we had federal and state research and development tax credit carryforwards of approximately $16.5 million and $4.6 million, respectively. Our ability to utilize these NOLs and tax credit carryforwards may be limited by an “ownership change” as described above as a result of our Series D redeemable convertible preferred stock financing transaction completed in December 2019, which could result in increased tax liability to us. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. As a result of the CARES Act, we anticipate our NOLs will be reduced as a result of refund claims. We have filed refund claims related to our 2018 and 2019 tax years and anticipate filing a refund claim related to our 2020 tax year to carryback NOLs to our 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $30.3 million.

Risks Related to Ownership of our Common Stock

Risks Related to Investments in Our Securities

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

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

▪	the success of competitive drugs or technologies;
▪	results of clinical trials of our current or future product candidates or those of our competitors;
▪	regulatory or legal developments in the U.S. and other countries;
▪	developments or disputes concerning patent applications, issued patents or other proprietary rights;
▪	the recruitment or departure of key personnel;
▪	the level of expenses related to any of our current or future product candidates or clinical development programs;
▪	the results of our efforts to discover, develop, acquire or in-license additional current or future product candidates or drugs;
▪	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

▪	variations in our financial results or those of companies that are perceived to be similar to us;
▪	changes in the structure of healthcare payment systems;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	general economic, industry and market conditions; and
▪	the other factors described in this “Risk Factors” section.

The novel coronavirus has been spreading rapidly around the world since December 2019 and has negatively affect the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of September 30, 2020, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 6.09% of the voting power of our outstanding common stock as of September 30, 2020. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

If securities analysts do not publish or cease publishing research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have control over these analysts. There can be no assurance that existing analysts will continue to provide research coverage or that new analysts will begin to provide research coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of its initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Because of potential volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.

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

Risks Related to Our Charter and Bylaws

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

▪	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
▪	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
▪

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

▪	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
▪

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

▪

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

▪

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

Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Watertown, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Risks Related to Internal Controls

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

.

General Risk Factors

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cybersecurity attacks. Cyberattacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with employees, physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by us or such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Our internal computer systems, or those of our third-party CROs, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future product candidates’ development programs.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information, including, but not limited to, intellectual property, proprietary business information, and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Our third-party collaborators also have access to large amounts of confidential information relating to our operations, including our research and development efforts. The size and complexity of our information technology systems, and those of third-party vendors and collaborators, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or systems failures, or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of preclinical or clinical trial data for our current or future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, was approximately $293.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $26.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed with the SEC on June 23, 2020)

10.1*	Amendment to Lease Agreement, by and between ARE-500 Arsenal Street, LLC and Forma Therapeutics, Inc. dated September 14, 2020

10.2*	Lease Agreement, by and between ARE-MA Region No. 75 LLC and Forma Therapeutics, Inc., dated September 14, 2020

10.3#*	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

FORMA THERAPEUTICS HOLDINGS, INC

Date: November 12, 2020	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)