Form 10-K
period 2020-12-31
Forma Therapeutics Holdings, Inc.
filed 2021-03-30
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39333

Forma Therapeutics Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	37-1657129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Arsenal Street, Suite 100 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 679-1970

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FMTX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $46.49 per share of the Registrant’s common stock on The Nasdaq Global Market on June 30,2020, was $1,361,909,162.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2021 was 47,365,886.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Summary of the Material and Other Risks Associated with Our Business

•	We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.

•	We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

•

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or pre-commercialization efforts.

•

We depend heavily on the success of our lead product candidates, FT-4202 and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

•

Business interruptions resulting from the COVID-19 global pandemic outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

•

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our current or future product candidates, we will not be able to commercialize, or will be delayed in commercializing, our current or future product candidates, and our ability to generate revenue will be materially impaired.

•

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

•

Manufacturing our current or future product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.

•

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

•

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

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the timing and the success of preclinical studies and clinical trials of FT-4202 and FT-7051 and any other product candidates;

•	the initiation of any clinical trials of FT-4202 and FT-7051 and any other product candidates;

•	our need to raise additional funding before we can expect to generate any revenues from product sales;

•	our ability to conduct successful clinical trials or obtain regulatory approval for FT-4202 and FT-7051 or any other product candidates that we may identify or develop;

•	our heavy dependence upon the success of our research to generate and advance additional product candidates;

•	our ability to establish an adequate safety or efficacy profile for FT-4202, FT-7051 or any other product candidates that we may pursue;

•	the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;

•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

•	our expectations related to estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to maintain and establish collaborations;

•	the potential benefits with the continued existence of licenses to Boehringer Ingelheim and Celgene, now Bristol-Myers Squibb;

•	our financial performance;

•	our ability to effectively manage our anticipated growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART 1

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of product candidates focused on indications with significant unmet patient need. Our pipeline consists of six product candidates, two of which we are pursuing as product candidates for development, FT-4202 for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC.

Our lead product candidate, FT-4202, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. SCD, one of the most common single-gene disorders in the world, is a chronic hemolytic anemia that affects hemoglobin, the iron-containing protein in red blood cells, or RBCs, that delivers oxygen to cells throughout the body. SCD is often characterized by low hemoglobin levels, painful vaso-occlusive crises, or VOCs, progressive multi-organ damage and early death. FT-4202 is a potent activator of pyruvate kinase-R, or PKR, designed to improve RBC metabolism, function and survival, and potentially resulting in both increased hemoglobin levels and reduced VOCs. We are evaluating FT-4202 in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. We completed the healthy volunteer portion of the trial in May 2019 and presented data at the 2019 American Society of Hematology meeting demonstrating the tolerability and proof of mechanism of FT-4202 in healthy volunteers. We reported data from a single dose cohort in seven SCD patients in June 2020. In the single dose cohort in SCD patients, we observed a favorable tolerability profile and favorable biologic effects with evidence of pharmacodynamic activity translating into increased oxygen affinity, a shift in the Point of Sickling to lower oxygen tensions, improved membrane deformability of sickle RBCs and an increased hemoglobin and RBC level at 24 hours post dose. We reported data from the first multiple daily dose, or MAD 1, cohort of nine SCD patients in December 2020. Data from the second multiple ascending dose, or MAD 2 cohort was reported in the first quarter of 2021, and initial results from a 12-week open label extension in SCD patients are expected to be reported in the second quarter of 2021. Based on the results from the ongoing Phase I trial, we opened a global pivotal Phase II/III trial in SCD in late 2020 and began enrolling patients in the first quarter of 2021. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for FT-4202 in SCD patients. The European Medicines Agency has granted Orphan Drug designation to FT-4202 for the treatment of SCD.

Our product candidate, FT-7051, is a potent and selective inhibitor of CREB-binding protein/E1A binding protein p300, or CBP/p300, in clinical development for the treatment of mCRPC. Prostate cancer is reported as the second and third leading cause of cancer death for men in the U.S. and in Europe, respectively, and mCRPC is the most advanced form of the disease. Prostate cancer cell growth is driven by activity of the androgen receptor, or AR, and primary treatments of mCRPC currently include therapies, such as Zytiga (abiraterone acetate) and Xtandi (enzalutamide), that reduce androgen synthesis or inhibit androgen binding and activation of the AR.  Virtually all patients who demonstrate initial clinical responses eventually acquire resistance to these agents. Studies have shown that approximately 20% to 40% of mCRPC patients who develop resistance express an AR splice variant called AR-v7, that is associated with substantially shorter overall survival. There are currently no approved therapies specifically aimed at mCRPC having AR resistance variants, including AR-v7 splice variant. Multiple third-party studies have demonstrated that CBP/p300 is a co-activator of the AR, and, therefore, we believe that inhibiting CBP/p300 may play an important role in the suppression of mCRPC that is driven by AR-resistant molecular alterations. The FDA cleared our investigational new drug application, or IND, for FT-7051 in April 2020, and we dosed the first patient in our Phase I trial in mCRPC patients in January 2021. Initial results from this Phase I trial are expected in the second half of 2021, which may include safety/tolerability, PK/PD, and preliminary biomarker data, and clinical activity results are anticipated in 2022.

We are pursuing partnerships for our other compounds, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1, and FT-8225, an inhibitor of fatty acid synthase, or FASN. IDH1 mutations have been shown to be oncogenic for patients with acute myeloid leukemia, or AML, and glioma. We have successfully completed a registrational Phase II trial for relapsed / refractory acute myeloid leukemia, or R/R AML, that reported positive interim results in October 2020, and are preparing a new drug application, or NDA for submission to the FDA. We are also completing an exploratory Phase I clinical trial for glioma, from which we reported results at the American Society of Clinical Oncology (ASCO) meeting in 2020 demonstrating disease control in a significant proportion of patients.

FASN is an enzyme responsible for fatty acid production in the liver and other organs. Excessive liver fat is associated with non-alcoholic steatohepatitis, or NASH. We have developed FT-8225, a liver-targeted FASN inhibitor for possible treatment of NASH, for which preclinical studies have been completed that we believe will support an IND filing. Additionally, we have licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, based on molecules that we discovered. Under these out-licensed programs we are eligible to receive, subject to the achievement of certain clinical and commercial milestones, aggregate payments in excess of $500 million plus royalties over time. Pursuant to our collaboration with Boehringer Ingelheim, we have recently achieved the initial Phase I clinical milestone for BI1701963, the first pan-KRAS:SOS1 inhibitor to be tested clinically.

Sickle Cell Disease

SCD is one of the most common single-gene disorders, affecting approximately 100,000 individuals in the United States and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom, or collectively the EU 5. Reporting limitations complicate stating an exact number, but the National Institutes of Health, or NIH, reports that prevalence is estimated at over 20 million individuals globally. Despite available treatment options, most patients with SCD still suffer from lifelong disability, significant morbidity, reduced quality of life and an average reduction of life expectancy by 25 to 30 years. Due to its chronic nature, the economic burden of SCD is high, both in terms of direct costs for lifelong management, hospitalizations and treatment of associated morbidities, and indirect costs of lost lifetime earnings and reduced productivity of both patients and caregivers. Longitudinal estimates suggest that on a per patient basis, cumulative lifetime healthcare costs for this population in the U.S. could exceed approximately $9 million, assuming the patient lives until approximately age 50, excluding costs associated with productivity loss and reduced quality of life.

SCD is the most common type of hemoglobinopathy, a diverse range of rare inherited genetic disorders that affect hemoglobin, the iron-containing protein in RBCs responsible for transporting oxygen in the blood. In SCD, a structural abnormality in hemoglobin results in RBCs with a sickle-shaped deformation after off-loading oxygen to tissues. These sickle RBCs can aggregate in tissue blood vessels and block blood flow and oxygen delivery to organs, which can lead to acute and painful VOC events that result in tissue ischemia, infarction, and long-term tissue damage. In addition, sickle RBCs tend to be fragile due to sickling and can have a life span of 10 to 20 days versus normal RBCs, which have a life span of 90 to approximately 120 days. This fragility leads to hemolysis, or the destruction of sickle RBCs, and chronic anemia, or reduced levels of RBCs and total hemoglobin. Additionally, lysed RBCs release factors that are detrimental to the vascular endothelium and can induce an inflammatory response that contributes to vaso-occlusion and underlies large-vessel stroke and pulmonary arterial hypertension. On average, adult SCD patients are hospitalized 1.5 times per year and have significant morbidity and increased mortality.

We believe that the current therapeutic treatment of SCD is inadequate. Despite available treatment options, most patients with SCD still suffer from lifelong disability, significant morbidity, reduced quality of life, and an average reduction of life expectancy by 25 to 30 years. Acute painful VOC events are common, occurring on approximately 55% of days, as self-reported in SCD patients. Supportive care for the management of painful VOCs entails the use of opioids, which are effective at managing pain but are highly addictive. For most patients treatment involves the chronic use of hydroxyurea, or HU, an oral chemotherapy, which stimulates production of fetal hemoglobin, or HbF, and reduces sickle hemoglobin, or HbS, polymerization and consequent RBC sickling. While inducing HbF can be effective therapeutically, HU can suppress bone marrow function and cause birth defects. Although HU is considered to have an acceptable therapeutic index given the consequences of SCD, HU is underutilized due to safety concerns and side effects.

In November 2019, the FDA approved Oxbryta (voxelotor) and Adakveo (crizanlizumab) for the treatment of SCD. Voxelotor is an oral small molecule therapy, which demonstrated improvement in total hemoglobin levels but failed to significantly decrease VOCs. Crizanlizumab is a monoclonal antibody therapy that has shown benefit in reducing the number of VOCs. However, crizanlizumab does not treat the underlying cause of SCD and is only administered through intravenous administration.

Hematopoietic stem cell transplantation, or HSCT, is also an option for SCD patients, but this therapy is limited by toxic preconditioning regimens involving chemotherapy ablation, donor availability, and the need for post-

transplant immunosuppression. Gene-based therapy is an innovative and potentially curative approach to SCD; however, it is an invasive, high-risk procedure that also requires toxic preconditioning of the bone marrow. We believe that these factors, in addition to the expected relatively high cost for treatment, may limit the use of gene therapy.

Our Solution: FT-4202

Our lead product candidate, FT-4202, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. Unlike other emerging SCD therapies, we have designed FT-4202 to modulate RBC metabolism by impacting two critical metabolites through PKR activation: a decrease in 2,3 diphosphoglycerate, or 2,3-DPG, which increases oxygen affinity and may reduce sickling, and an increase in adenosine triphosphate, or ATP, which may improve RBC and membrane health. We believe that this multi-modal approach may improve hemoglobin levels through increased RBC survival and decrease VOCs . If successful, we believe that FT-4202 has the potential to become the foundational standard of care for SCD patients by modifying the disease at an early stage and potentially preventing end-organ damage, reducing hospitalizations, and improving the patients’ overall health and quality of life.

Early studies and trials with FT-4202 show several potential points of differentiation from other drugs on the market or in development for SCD, in that FT-4202:

•	Modulates RBC metabolism via a multi-modal approach by decreasing 2,3-DPG and increasing ATP;
•	Will be administered orally once daily;
•

Is well-tolerated in clinical trials and has not shown evidence of inhibition of aromatase, an enzyme involved in converting testosterone to estrogen, which may permit dosing in a broad range of patients, including both pediatric and adult populations, as it does not lead to alterations in the hormones that affect pediatric growth and development; and

•

Shows a lack of cytochrome P450, or CYP, inhibition or induction, thereby reducing risk for inducing its own metabolism or creating undesirable drug-drug interactions due to CYP metabolism of other drugs.

We are currently evaluating FT-4202 in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. We completed the healthy volunteer portion of the trial and presented data at the 2019 ASH meeting demonstrating the tolerability and proof of mechanism of FT-4202 in healthy volunteers. In RBCs of the healthy volunteers, FT-4202 demonstrated a reduction in 2,3-DPG and an increase in ATP, which we believe provides confirmatory evidence of PKR activation in healthy RBCs. In addition, the reduction of 2,3-DPG correlated with increased oxygen affinity with single and multiple doses of FT-4202. We reported data from a single dose cohort in seven SCD patients in June 2020. The early single dose studies in SCD patients show that FT-4202 was well-tolerated and has favorable biologic effects with evidence of pharmacodynamic activity translating into increased oxygen affinity, a shift in the Point of Sickling to lower oxygen tensions, improved membrane deformability of sickle RBCs and an increased hemoglobin and RBC level at 24 hours post dose. We reported data from the first nine patients from the MAD 1 cohort at the American Society of Hematology, or ASH, Annual Meeting in December 2020. In the cohort of SCD patients receiving a 300 mg dose of FT-4202 for 14 days, six of seven patients (86%) on FT-4202 achieved a hemoglobin increase greater than 1 g/dL from baseline with once-daily dosing for 14 days. An observed median reduction of 60% in reticulocyte count as well as median reductions of 36% and 35% in hemolytic markers such as LDH and bilirubin, respectively, which is consistent with the hypothesis that FT-4202 improves RBC survival and reduces RBC turnover. Data was also presented utilizing Oxygen scan and Osmoscan showing that red blood cell flexibility (deformability) was increased and that cells were better able to normalize the hydration stress of high extracellular salt concentrations. A favorable tolerability profile was also observed after dosing FT-4202 for 14 days in patients with SCD. Based on the results of the ongoing Phase I trial, we opened a global pivotal Phase II/III trial in SCD in late 2020 and began enrolling patients in the first quarter of 2020. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for FT-4202 in SCD patients. The European Medicines Agency also granted Orphan Drug designation to FT-4202 for the treatment of SCD.

We also plan to develop FT-4202 to treat thalassemia, which is a hemoglobinopathy that results from decreased or absent production of the alpha or beta-subunit of hemoglobin, thereby producing RBCs that have less oxygen carrying capacity than normal RBCs. We expect to initiate a trial of FT-4202 in patients with alpha or beta thalassemia in the second half of 2021. A planned trial in pediatric patients with SCD is expected to be initiated in 2022. We are also exploring the potential for broader utility of the PKR mechanism in additional hemoglobinopathies and other potential diseases.

Prostate Cancer

In the United States, prostate cancer is projected to claim approximately 33,000 lives in 2020 and is the second leading cause of cancer death for men. The incidence of prostate cancer has been estimated to reach approximately 192,000 and 365,000 patients in the United States and Europe, respectively. Such deaths are typically the result of the most advanced form of prostate cancer, mCRPC.

Androgens, including testosterone and dihydrotestosterone, activate AR-dependent gene transcription, which drives growth of prostate cancer cells. Accordingly, therapies designed to abrogate testicular androgen production, akin to castration, have become a mainstay of prostate cancer treatment. However, prostate cancer cells can become castration-resistant by several mechanisms, including: (i) mutation of the AR to allow for activation by non-androgen steroids, such as corticosteroids, estrogen and progesterone, (ii) amplification of the AR that enables cancer cells to thrive on the low levels of androgens made by the adrenal gland, (iii) overexpression of co-activator proteins, including CBP/p300, that enhance AR induced transcriptional activity, (iv) intra-tumoral androgen synthesis, (v) upregulation of the glucocorticoid receptor, and (vi) an increase in splice variants, such as AR-v7, that are always active even in the absence of androgen binding. Abiraterone acetate, an inhibitor of adrenal steroid hormone biosynthesis, and enzalutamide and Erleada (apalutamide), AR inhibitors, are all approved therapies for mCRPC that address some but not all these resistance mechanisms.

Although current cancer therapies may improve overall survival, or OS, prostate cancer cells can develop resistance to these therapies through mutation of the AR. Patients whose prostate cancer cells express the AR-v7 resistance variant, which enables the AR to be active even in the absence of androgen binding, generally have a poor prognosis. Data suggest that treatment with abiraterone acetate, enzalutamide, or apalutamide may induce prostate cancer cells to express the AR-v7 variant. According to a Journal of Clinical Oncology publication, AR-v7 positive mCRPC patients have a median OS rate of 10.8 months whereas AR-v7 negative patients in the same trial had an OS rate of 27.2 months. There are currently no approved therapies specifically aimed at mCRPC having AR resistance variants, including AR-v7 splice variant. Studies have shown that approximately 20% to 40% of mCRPC patients demonstrate primary resistance to abiraterone acetate and enzalutamide and virtually all patients who demonstrate initial clinical responses eventually acquire resistance. As a result, there is a significant need for the identification and development of therapies that can both treat mCRPC and limit inducement of resistance mechanisms.

Our Solution: FT-7051

Our other product candidate, FT-7051, is a potent and selective inhibitor of CBP/p300, initially being studied for the treatment of mCRPC. Multiple third-party studies have demonstrated that the CBP/p300 protein complex is an upstream co-activator of AR and upregulation of this AR co-activator is one of the mechanisms that can lead to mCRPC. Inhibition of CBP/p300 has demonstrated the ability to suppress wild type, or WT, AR and mutated AR driven transcription of genes that drive the growth of prostate cancer cells. Thus, we believe that CBP/p300 inhibitors have the potential to address prostate cancer cell resistance related to molecular alteration of AR, including AR-v7.

FT-7051 and FT-6876 (a research compound) are inhibitors of the bromodomain of CBP/p300 that we have developed with the goal of generating novel treatments for mCRPC. Our preclinical experiments with both FT-7051 and FT-6876 have demonstrated antitumor activity against enzalutamide-sensitive and enzalutamide-resistant patient-derived prostate cancer cell xenografts. In vitro, both FT-7051 and FT-6876 are antiproliferative in AR positive prostate cancer cell lines, including AR-v7 positive models, and are inactive in AR negative cell lines. FT-7051 was ultimately selected for clinical development due to its more favorable metabolic property and lower predicted efficacious human dose (100-200 mg). The data generated for FT-6876 was accepted for publication at the American Association for Cancer Research 2020 meeting and was available at a virtual presentation in June 2020.

FT-7051 has been observed to be highly potent (IC50, or the concentration of drug required to inhibit CBP binding to an acetylated histone peptide by 50%, less than one nanomolar) and selective (more than 500-fold more selective than other bromodomain-containing proteins) in preclinical studies. No significant findings were observed during in vitro safety pharmacology studies of FT-7051. Good laboratory practices, or GLP, toxicology studies have been completed and show an acceptable tolerability margin for the predicted efficacious human dose of 100-200 mg daily. In addition, the current Good Manufacturing Practice, or cGMP, manufacturing of active pharmaceutical ingredient, or API, is complete and the drug product manufacturing is ongoing. The FDA cleared our IND for FT-7051 in April 2020. We believe that FT-7051 has a preclinical tolerability profile and physicochemical properties supportive of proceeding with clinical development. Accordingly, we have initiated a Phase I trial in mCRPC patients and announced first patient enrolled in January 2021. Initial results from this Phase I trial are expected in the second half of 2021, which may include safety/tolerability, PK/PD and preliminary biomarker data, and clinical activity results are anticipated to be available in 2022. We believe that demonstration of activity in mCRPC could create opportunities for development of FT-7051 in earlier lines of prostate cancer therapy as well as in other tumors where AR-driven transcription may be important, such as AR positive breast cancer.

Our Team

Our leadership team brings collective experience in product development and commercial execution from global organizations across a diverse range of therapeutic areas. Frank D. Lee, our President and Chief Executive Officer, previously guided global development and commercial strategy for a broad portfolio of molecules for the immunology, ophthalmology and infectious diseases divisions at Genentech, Inc., or Genentech. Patrick Kelly, M.D., our Chief Medical Officer, has more than 20 years of experience caring for patients and leading translational clinical activities across a growing, early-stage portfolio of small molecule therapies. David N. Cook, Ph.D., our Chief Scientific Officer, has over 27 years of experience leading drug discovery and early research efforts.

Our Pipeline

Leveraging our research and development capabilities, we have created a pipeline of small molecule drug candidates, certain of which we believe have differentiated mechanisms of action for indications with high unmet medical need. The following chart summarizes key information on our programs:

Research Pipeline

We built our research pipeline by selecting from among our broad set of historical programs those that we believed to be the most promising drug targets and chemical assets that are within our strategic focus of rare hematology and oncology. As a result of the process, we have prioritized five programs in various stages of discovery and preclinical translation in these areas. We are actively evaluating external opportunities for innovation consistent with our strategy.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. To achieve this strategy, we are focused on the following key objectives:

•

Advance FT-4202 through clinical development for the treatment of SCD. While existing therapies treat symptoms, there remains a significant unmet need for disease-modifying therapies for SCD patients. We are currently evaluating FT-4202 in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older, as well as a pivotal Phase 2/3 trial. We reported data from a single dose cohort of seven SCD patients in June 2020 and the MAD 1 300mg dose cohort of nine SCD patients in December 2020. We reported data from the MAD 2 600mg dose cohort in the first quarter of 2021, and expect to report initial results from a three-month open label extension in SCD patients in the second quarter of 2021. We expect additional data from this open label extension trial throughout the course of the year. In parallel with our ongoing Phase I trial, a global pivotal Phase II/III trial in SCD is currently enrolling patients.

•

Advance FT-7051 through clinical development for the treatment of mCRPC. mCRPC patients with resistant mutations, including AR splice variants, generally have a poor prognosis. The FDA cleared our IND for FT-7051 in April 2020, and we initiated a Phase I trial in mCRPC patients in January 2021.  Pending favorable safety and initial activity data from the Phase I trial in mCRPC patients resistant to standard of care, we may evaluate FT-7051 in earlier lines of mCRPC as well as other AR-dependent cancers, since FT-7051’s mechanism of action could apply to any AR-driven cancer.

•

Expand clinical development of FT-4202 into thalassemia. Hemoglobinopathies are a diverse range of rare inherited genetic disorders in which there is abnormal production or absence of hemoglobin. Unlike SCD, thalassemia results from decreased or absent production of the one of the subunits of hemoglobin, thereby producing RBCs that have less oxygen carrying capacity than normal RBCs. Further, the reduced levels of beta hemoglobin subunits result in an excess of alpha hemoglobin subunits, which form aggregates that can increase membrane damage and cause hemolysis. We believe that FT-4202 can enhance ATP levels, the energy for cellular function, in beta thalassemia affected RBCs and enable the patients to tolerate the increased membrane damage and reduce hemolysis. The reduction in hemolysis can result in an increase in total hemoglobin that can improve symptoms. We expect to initiate a trial of FT-4202 in patients with alpha and beta thalassemia in the second half of 2021.

•

Maximize the commercial opportunity of our pipeline. We have retained worldwide development and commercial rights to our product candidates, FT-4202 and FT-7051. We are pursuing a development strategy for FT-4202 and FT-7051 in the United States, Europe, and other geographies. As we advance FT-4202 and FT-7051 through development, we intend to establish a focused marketing and sales infrastructure to improve patient access and to maximize commercial success, if approved.

•

Continue to build our pipeline with a focus on rare hematologic diseases and cancers. We believe that we can leverage the learnings from the development of our product candidates to expand and build our pipeline internally. We also intend to leverage this knowledge to opportunistically identify and acquire or in-license novel product candidates.

•

Strategically evaluate and execute on business development opportunities for olutasidenib and other compounds. We are actively seeking strategic partners to develop and commercialize some of our product candidates, olutasidenib for the treatment of R/R AML and glioma and FT-8225 for the treatment of NASH. In addition, we will selectively evaluate the merits of other business development opportunities if they become available.

Our Product Candidates

FT-4202 and Sickle Cell Disease and Hemoglobinopathy Overview

SCD is the most common type of hemoglobinopathy, a diverse range of rare inherited genetic disorders that affect hemoglobin, the iron-containing protein in RBCs responsible for transporting oxygen in the blood. Normal hemoglobin is a tetramer of two beta-globin and two alpha-globin protein subunits. Mutations in either the beta- or alpha-globin genes may cause abnormalities in the production or structure of these subunits that can lead to toxicity to or reduced oxygen carrying capacity of RBCs. Collectively, disorders that arise from these mutations are referred to as hemoglobinopathies. SCD arises from abnormalities in the beta subunit, specifically when a genetic mutation creates the variant form of the beta subunit, called ßs.

SCD is an autosomal recessive disorder characterized by a point mutation in the beta-globin gene that results in a single amino acid substitution that predisposes polymerization of hemoglobin after an RBC has delivered oxygen into peripheral tissues. This polymerization results in deformation of RBCs into a less-pliable, sickle shape. As illustrated in the figure below, sickle-shaped RBCs are prone to aggregation in small blood vessels in peripheral tissues that can block blood flow to organs and cause acute and painful VOC events. As a result of this obstruction, there is destruction of some RBCs, or hemolysis. This destruction of RBCs leads to the intravascular release of hemoglobin which itself can generate highly damaging oxidative chemicals. The release of hemoglobin and other cytoplasmic molecules from RBCs also trigger signaling cascades that lead to platelet activation, increased endothelial adhesion, inflammation in the vasculature and further obstruction of blood vessels. Acute complications of VOC cause tissue damage due to the lack of oxygen delivery to tissues, resulting in severe pain and symptoms, such as acute chest syndrome. Tissues that are deprived of oxygen are subject to ischemia and reperfusion injuries that can cause damage and long-term organ failure.

Pathogenesis of SCD

The VOC events generally begin early in childhood and may lead to heart and lung complications, renal dysfunction, priapism, spleen enlargement and failure, stroke, retinopathy and mental and physical disabilities. Sickle cell related pain events are common, occurring on approximately 55% of days, as self-reported by SCD patients. Acute chest syndrome occurs in approximately half of all patients with SCD and is a leading cause of hospitalization and death among patients with SCD. Stroke occurs in 11% of patients with SCD by the age of 20 and in 24% of patients by the age of 45. Approximately 10% of patients with SCD suffer from pulmonary hypertension. Some patients with SCD experience end-stage renal failure that requires dialysis and portends a one-year mortality of 26%. Adult patients with SCD are hospitalized 1.5 times per year on average, and one-third of patients with SCD are readmitted to the hospital within 30 days of initial hospitalization.

Addressable SCD Patient Population

SCD is one of the most common single-gene disorders, affecting approximately 100,000 individuals in the United States and approximately 30,000 individuals in the EU 5. Reporting limitations complicate stating an exact number, but the NIH reports prevalence is estimated at over 20 million individuals worldwide. Despite available treatment options, most patients with SCD still suffer from lifelong disability, significant morbidity, reduced quality of life and average reduction of life expectancy by 25 to 30 years. Due to its chronic nature, the economic burden of SCD is high, both in terms of direct costs for lifelong management, hospitalizations and associated morbidities, and indirect costs of lost lifetime earnings and reduced productivity of both patients and caregivers. Longitudinal estimates suggest that on a per patient basis, cumulative lifetime healthcare costs for this population in the U.S. could exceed approximately $9 million, assuming the patient lives until approximately age 50, excluding costs associated with productivity loss and reduced quality of life.

Due to the progressive nature of SCD, we believe that early interventions that modify the disease but do not affect pediatric growth and development are needed. Emerging treatments for SCD target the mechanism of disease (HbS polymerization) or the underlying cause of disease (mutations in hemoglobin); however, we believe these treatment strategies are limited in their outcomes or applicability, and disease-modifying therapies that are safe, effective and accessible for the majority of SCD patients are needed.

Current Treatment Paradigm and Unmet Patient Need

There are several SCD therapeutic strategies based on addressing disease pathophysiology’s: curative therapies, disease modifying agents, symptomatic therapies administered as chronic prophylaxis or supportive care for acute crises. The only curative treatment option for SCD is HSCT; however, its use is severely limited by toxic preconditioning regimens, donor availability and the need for post-transplant immunosuppression. HU and opioids are the standard non-curative treatments for chronic and acute care, respectively. Recent approval of voxelotor and crizanlizumab will evolve the treatment paradigm but are in early stages of adoption. The figure below illustrates the current therapeutic strategies and approved modalities for the treatment of SCD.

Overview of Therapeutic Strategies

For most patients, treatment involves supportive care for management of VOCs and the use of HU to stimulate production of HbF and reduce HbS polymerization and consequent RBC sickling. Supportive care for the management of painful VOCs entails the use of opioids, which are effective at managing pain but are highly addictive. While inducing HbF can be effective therapeutically, HU can suppress bone marrow function and cause birth defects. Although HU is considered to have an acceptable therapeutic index given the consequences of SCD, HU is underutilized due to safety concerns and side effects.

An alternative approach to HbF induction is exemplified by the small molecule voxelotor, which is designed to reduce HbS polymerization by binding to the HbS molecule and stabilizing its binding to oxygen. Thus, the mechanism of voxelotor is specific for increasing HbS oxygenation to reduce HbS polymerization. While it achieved a1 g/dL increase in Hb content in about 50% of patients, it did not alter the rate of VOCs requiring hospitalization. Another approach to treatment is exemplified by crizanlizumab, a P-selectin blocking monoclonal antibody, which reduces VOCs but does not impact hemoglobin levels.

A potentially curative therapy, allogeneic HSCT, is an invasive, potentially toxic, high-risk procedure limited by matched donor availability and significant procedure-associated morbidities. Similarly, gene therapy and gene editing approaches in development provide promise for cures but are invasive, high-risk procedures that require toxic preconditioning regimens to ablate the bone marrow and make room for engineered cells that express either normal beta-globin or elevated levels of HbF. Furthermore, the long-term therapeutic durability of these approaches is unknown.

While there has been an increase in novel therapeutic approaches for the treatment of SCD, we believe that drugs with effects on both hemoglobin and VOCs with good safety and tolerability profiles are still needed to manage patients with this disease. Despite currently available treatment options, significant unmet needs remain as most patients with SCD suffer from significant morbidity, reduced quality of life, lifelong disability and average life expectancy that is 25 to 30 years lower than that of unaffected adults.

Role of 2,3-DPG and ATP in SCD

As illustrated in the figure below, RBC metabolism utilizes glycolysis in order to generate ATP. 2,3-DPG is an intermediate in the glycolytic pathway and accumulates in RBCs under certain physiologic conditions. 2,3-DPG plays an important role in the ability of hemoglobin to bind oxygen. 2,3-DPG selectively binds to deoxyhemoglobin, making it harder for oxygen to bind hemoglobin and more likely to be released to adjacent tissues. 2,3-DPG is part of a feedback loop that can help prevent tissue hypoxia in conditions where it is most likely to occur. Under conditions of low tissue oxygen concentration such as high altitude, airway obstruction, or congestive heart failure, RBCs and the surrounding tissues increase the rate of glycolysis in RBCs to produce ATP, thus generating more 2,3-DPG. The accumulation of 2,3-DPG decreases the affinity of hemoglobin for oxygen eventually releasing it into the tissues that need it most.

PKR activation has potential to reduce both hemoglobin sickling and hemolysis via a reduction in 2,3-DPG and an increase in ATP. PKR activation depletes 2,3-DPG and increases ATP levels, thus increasing the energy supply of cells. We believe that increasing cellular ATP may enhance the RBCs’ ability to repair membrane damage and tolerate deformation in capillaries. Combining these two activities, we believe that a PKR activator has the potential to reduce the likelihood of sickling and increase the ability of RBCs to transit through small blood vessels without hemolysis. As illustrated in the figure below, we are evaluating FT-4202, a PKR activator, for its ability to increase hemoglobin levels and reduce VOCs in SCD patients.

Potential of PKR to Reduce Hemoglobin Sickling and Hemolysis

PKR plays a major role as a regulator of metabolic flux through the glycolytic pathway. We believe that activation of PKR offers the potential to decrease 2,3-DPG and increase ATP, which we believe would reduce RBC sickling and cell membrane damage from HbS polymerization. As illustrated in the figure below, 2,3-DPG levels are significantly higher and ATP levels significantly lower in SCD RBCs compared with normal healthy RBCs. We believe that through a reduction in 2,3-DPG and an increase in ATP, a PKR activator has the potential to positively impact physiological changes that lead to the clinical pathologies of SCD and yield a broader and more significant impact on SCD disease than other agents directly modifying HbS, which we believe may not directly improve RBC health and membrane integrity.

2,3-DPG and ATP Levels in RBCs From Healthy Volunteers (HV) and SCD Donors

Preclinical Studies of FT-4202

Our preclinical studies to date support the FT-4202 mechanism of action. These preclinical studies include the following:

•

Increased hemoglobin oxygen affinity: We have observed, as illustrated in the figure below, that incubating FT-4202 with RBCs from healthy donors and SCD donors increases RBC oxygen affinity, as reflected by the leftward shift in the curves, which can be characterized by the oxygen level at which 50% of hemoglobin is oxygenated, or P50. The black and blue curves represent the oxygen binding of a healthy donor and an SCD patient, respectively.  Note that the SCD patient curve is right-shifted demonstrating the early release of oxygen by HbS. The green and dashed-red curves represent the healthy donor and SCD patient samples, respectively, after treatment with FT-4202. After FT-4202 treatment, the curves shift to the left, indicative of tighter binding of oxygen. As illustrated in the figure below, FT-4202 normalizes the SCD oxygen affinity, resulting in overlap of the dashed-red FT-4202-treated SCD donor curve with the black, untreated healthy donor curve.

Increases in Hemoglobin Oxygen Affinity (P50) in Mixing FT-4202 in In Vitro Studies with RBCs From Healthy and SCD Donors

•

Reduction in RBC sickling: The biologic consequences of increased PKR activation by FT-4202 in sickle RBCs is demonstrated in the figure below. We observed an effect of FT-4202 on SCD RBC sickling as measured by the deformability (or elongation index, EI), of the sickle RBC under decreasing (and then increasing) levels of oxygen and the Point of Sickling, or POS, defined as the pO2 concentration where an initial decrease in EI is observed. As shown in the figure below, comparison of the red and blue curves measuring pO2 concentration in the presence and absence of FT-4202, respectively, demonstrates that FT-4202 treatment delays the onset of RBC sickling and improves RBC deformability at low oxygen tensions suggesting that the FT-4202 treated sickle RBC can maintain a higher level of deformability as the RBCs transverse the microvasculature at lower oxygen levels.

Reduction of the Point of Sickling in SCD RBCs

Potential Differentiating Features of FT-4202

FT-4202 is a potent activator of PKR and is designed to be a multi-modal metabolic modulator of RBCs. Activation of PKR simultaneously reduces 2,3-DPG concentrations, which increases hemoglobin-oxygen affinity and decreases sickling, while also increasing intracellular ATP, which we believe improves RBC health and reduces hemolysis.

Based on our previous studies, we believe that FT-4202 potentially represents an important advancement for patients living with SCD and other hemoglobinopathies. The differentiating features of FT-4202 may include the following:

•

Modulates RBC metabolism via a multi-modal approach by decreasing 2,3-DPG and increasing ATP. Decreasing the concentration of 2,3-DPG has been observed to normalize hemoglobin-oxygen affinity and decrease RBC sickling in vitro. Reduced RBC sickling has the potential to improve patients’ hemoglobin levels and reduce their VOCs. FT-4202 may also improve RBC membrane health and integrity by increasing ATP, resulting in a more flexible RBC membrane for improved blood flow and potentially lessening the occurrences of VOCs. A rapid onset of activity has been observed within hours in vitro and within one (1) day in healthy volunteers and SCD patients, including improved RBC deformability across an oxygen gradient (oxygen scan) and across an osmolality gradient (osmoscan), indicating an effect on RBC sickling and RBC membrane health, respectively. The relatively rapid onset of FT-4202’s impact contrasts with current treatment regimens that we believe may take longer to demonstrate anti-sickling effects.

•

Is well-tolerated in clinical trials to date and has not shown evidence of inhibition of aromatase, an enzyme involved in converting testosterone to estrogen, which may permit dosing in a broad range of patients, including both pediatric and adult populations, as it does not lead to alterations in the hormones that affect pediatric growth and development. FT-4202 has not demonstrated any preclinical evidence of arrhythmia risk, mutagenicity, or nonspecific binding activity for panels of receptors, enzymes, ion channels, and kinases in vitro, suggesting a potentially positive safety profile. Given this profile, we believe that FT-4202 has the potential to be a foundational treatment for patients early in life. Patients may benefit from being treated early to potentially lessen the impact of the disease.

•

Will be administered orally once daily. A dose-exposure-response analysis utilizing the pharmacokinetics/pharmacodynamics, or PK/PD, of results obtained from the healthy volunteers and SCD patients supports once-daily dosing, without the need for extensive monitoring or dose adjustments, potentially improving compliance issues historically seen with SCD patients.

•

Demonstrates a lack of CYP inhibition or induction preclinically, and does not auto induce metabolism.  This may reduce risk for drug-drug interactions and also lead to predictable dose-response with chronic dosing.  CYP effects pharmacokinetics of other drugs through changes in plasma concentration. SCD patients typically take numerous concurrent medications to address their disease. The body will naturally break down these medications through CYP. When the expression of these enzymes is inhibited or induced by another medication, it can impact the efficacy of concurrent medications. Limiting the potential for drug-drug interactions is imperative to effectively treat this patient population. FT-4202 has been observed preclinically to have no significant impact on CYP enzyme inhibition or induction.

Ongoing Phase I Trial for FT-4202

As illustrated in the figure below, our ongoing Phase I trial for FT-4202 to assess the safety and PK/PD of FT-4202 is a multicenter, randomized, placebo-controlled, double blind, single dose and MAD trial in healthy adult volunteers and a single dose and MAD trial in adolescent or adult patients with SCD. The trial also includes a 12-week dosing cohort in which up to 20 SCD patients will each receive up to 84 consecutive daily doses of FT-4202.

As of March 15, 2021, FT-4202 or placebo has been evaluated in 90 healthy volunteers,  (FT-4202 n=70; placebo n=20), in 7 SCD patients as a single dose cohort (FT-4202 n=5; placebo n=2), in 10 SCD patients in the MAD 1 cohort (1st 9 patients randomized to 300 mg FT-4202 n=7 or placebo n=2) and in 9 SCD patients in the MAD 2 cohort (randomized to 600 mg FT-4202 n=7 or placebo n=2). SCD patients completing the MAD 2 cohort are eligible to enroll in the 12-week open label extension cohort, receiving 400 mg FT-4202 daily. We reported data from the second multiple ascending dose, or MAD 2 cohort, in the first quarter of 2021, and expect to report initial results from a 12-week open label extension in SCD patients in the second quarter of 2021.

Phase I Trial Design for FT-4202

To date in our Phase I trial, we believe that FT-4202 has demonstrated a promising tolerability profile and time-independent PK profile. As illustrated in the figure below, in RBCs of healthy volunteers, FT-4202 has demonstrated a reduction in 2,3-DPG (left) and an increase in ATP (right), thus providing support for PKR activation in healthy RBCs. Notably, these effects were maintained for more than one day (2,3-DPG reduction) and for more than three days (ATP increase) after FT-4202 dosing was stopped at day 14.

FT-4202 Decreases 2,3-DPG and Increases ATP in RBCs in Healthy Volunteers

We have also observed in our Phase I trial that all doses of FT-4202 increase oxygen affinity, as illustrated in the left side of the figure below. As illustrated in the right side of the figure below, this increase in oxygen affinity correlated with the reduction of 2,3-DPG, demonstrating preliminary proof of mechanism in healthy RBCs and supporting further clinical development of FT-4202 in patients with SCD.

Changes in Oxygen Affinity in Healthy Volunteers Receiving Single or Multiple Doses of FT-4202 Correlate with Observed Decrease in 2,3-DPG

In the figure below, the pharmacokinetics and pharmacodynamics data from the healthy volunteer studies were modelled to predict the FT-4202 exposure to a maximum 2,3-DPG and ATP response. Based on this analysis an exposure achieved with 150 mg daily of FT-4202 or greater would provide a maximum increase in ATP. Maximum 2,3-DPG responses would require FT-4202 doses of 400 mg daily or greater.

Predicted Exposure/PD response in HV RBCs: Defined an

Exposure to Max PD Response Dose Range to Test in SCD

Based upon PK/PD modelling and to directly compare with healthy volunteer findings, 700 mg was selected as a dose level for the single-dose cohort of patients with SCD. In healthy volunteers, FT-4202 was well-tolerated with headache as the most common adverse event reported in patients receiving a single dose (4%) or 14 days (28%) of FT-4202. In SCD patients, six adverse events were observed with three adverse events occurring in two of five patients (40%) receiving 700 mg of FT-4202 and two of two patients (100%) receiving placebo. All adverse events were mild (Grade 1) and transient. Based on this acceptable tolerability profile of a single 700 mg dose of FT-4202, the MAD1 cohort (300 mg daily) was opened for enrollment.

FT-4202-Single Ascending Dose in SCD Patients

As illustrated in the figure below, the PK profile of FT-4202 was similar in healthy volunteers and SCD patients. FT-4202 was rapidly absorbed with a median time of maximum concentration observed (Tmax) of one-hour post-dose and a half-life of approximately 10-13 hours. Maximum PD activity (decrease in 2,3-DPG and increase in ATP) was observed in the RBCs of SCD patients 24 hours after a single dose of FT-4202.

Single Dose FT-4202 PK/PD Studies in Patients With SCD

The biologic consequence of a decrease in 2,3-DPG was found to be the same in healthy and SCD RBCs. As illustrated in the figure below, similar to what was previously observed in RBCs of healthy volunteers, an increase in oxygen affinity (decreased P50) was observed in SCD RBCs within 24 hours of FT-4202 dosing. The increase in oxygen affinity correlated with a reduction in 2,3-DPG in both healthy volunteers and SCD patients.

Biologic Consequence of Decreased 2,3-DPG is the Same in Healthy and SCD RBCs: Increased Oxygen Affinity

As illustrated in the figures below, similar to previous in vitro mixing studies, the decrease in 2,3-DPG levels resulted in an increase in oxygen affinity of SCD RBCs across an oxygen gradient (Figure A), and no changes in oxygen affinity were observed in placebo treated SCD RBCs (Figure B). The biologic consequence of the left-shift in oxygen affinity across the oxygen gradient is a decrease in POS to lower oxygen tension. The POS represents the oxygen tension where HbS polymerization becomes symptomatic by a reduction in the RBC deformability. By shifting the POS to lower oxygen tensions, FT-4202 showed improvements to the deformability of SCD RBCs at very low oxygen tensions (Figure C). SCD RBCs from patients receiving placebo showed no change in deformability (Figure D).

A single dose of FT-4202 increases oxygen affinity delaying de-oxy HbS polymerization to lower pO2

A single dose of FT-4202 shifts point of symptomatic polymerization (POS) to lower pO2 and improves deformability (h EImin)

The ability to maintain cellular hydration is a critical function of the RBC membrane. In order to measure the impact of FT-4202 on this critical function, the effect of FT-4202 compared to placebo on the deformability of SCD RBCs across an osmolality gradient was evaluated. As illustrated in the figure below, FT-4202 (Figure A) improved the deformability of SCD RBCs under conditions of both low osmolality (Omin) and high osmolality (Ohyper), shifting the response towards normal. SCD RBCs from placebo treated patients showed no change (Figure B).

A single dose of FT-4202 improves SCD RBC membrane response to an osmolality gradient

The effects of a single dose of FT-4202 compared to placebo on hematologic parameters was also evaluated. In patients who received FT-4202 an increase in hemoglobin, an increase in RBC counts and a decrease in absolute reticulocyte counts were observed 24 hours after dosing, returning to baseline levels by 72 hours after dosing. Patients who received placebo were observed to have a decrease in hemoglobin and RBCs, with an increase in reticulocyte counts at 24 hours. The improvement in hematologic indices coincided with the maximum PD effects (decreased 2,3-DPG and increased ATP), returning to baseline by 72 hours despite persistent increase in ATP levels. These observations suggest that maximum clinical benefit (e.g. improved hemoglobin) is more likely to be observed with sustained PD activity of both 2,3 DPG reduction and ATP increase.

Biologic Consequence of a Single Dose of FT-4202: Improved Hematologic Parameters at Time of Maximum PD Effects

TREATMENT-EMERGENT ADVERSE EVENTS	PATIENTS WITH SCD
	FT-4202 700 MG (N = 5)	PLACEBO (N = 2)
Any TEAE, n (%)	2(40)	2(100)
Related to study drug, n (%)	1(20)	0

Multiple Ascending Dose (MAD) Cohorts in SCD Patients

The MAD 1 and MAD 2 cohorts are designed to enroll 9 to 12 randomly assigned patients per cohort, with each patient receiving 14 consecutive daily doses of FT-4202 (n = 7 to 9) or placebo (n = 2 to 3). The MAD 1 cohort has an initial daily dose of FT-4202 of 300 mg for 14 days to be evaluated in SCD patients, which was selected from the daily dose range of FT-4202 evaluated in the healthy adult volunteers that was found to be tolerable and pharmacodynamically active. As of March 15, 2021, 300 mg of FT-4202 or placebo daily for 14 days has been evaluated in nine SCD patients in the MAD 1 cohort (the 1st 9 patients randomized FT-4202 n=7; placebo n=2). ).  Nine SCD patients in the MAD 2 cohort have received 600 mg of FT-4202 or placebo daily for 14 days (randomized FT-4202 n=7; placebo n=2). Data from the second multiple ascending dose, or MAD 2 cohort was reported in the first quarter of 2021, and initial results from a 12-week open label extension in SCD patients are expected to be reported in the second quarter of 2021.

Data were reported at American Society of Hematology, or ASH, Annual Meeting on December 7, 2020. Results were based on blinded data from the first nine patients with SCD (FT-4202 n=7; placebo n=2) randomly assigned to receive a single oral dose of 300 mg daily of FT-4202 or placebo for 14 days. The data show that, from baseline, in patients receiving FT-4202:

•	six of seven patients achieved a greater than 1 g/dL increase in Hb; median 1.2 g/dL increase (range 0, 2.3 g/dL);
•	2,3-DPG levels were reduced, thus increasing oxygen affinity and decreasing sickle hemoglobin polymerization;
•	ATP levels were increased resulting in improved RBC function and reduced hemolysis;

•	seven of seven achieved a reduction in reticulocytes; median 60% decrease (range -39%, -81%);
•	six of seven achieved a reduction in lactate dehydrogenase (LDH); median 36% decrease (range +18%, -57%); and
•	seven of seven achieved a reduction in bilirubin; median 35% decrease (range -7%, -63%).

Proof of Concept: Improved hematologic and hemolytic parameters after 14-days of 300 mg FT-4202 once daily

The safety and tolerability data presented are based on nine patients enrolled at the time of submission of the presentation to ASH. Since then, findings from these nine patients have been unblinded. Among the seven patients receiving FT-4202, the tolerability analysis indicates:

•	FT-4202 was well-tolerated in patients with SCD;
•	18 adverse events were reported;
•	two Grade 1 adverse events considered possibly related to study treatment were reported by one patient each and included headache and nausea;
•	other non-treatment-related adverse events were consistent with events experienced in this patient population; and
•	no treatment-related serious adverse events were reported.

Treatment-Emergent Adverse Events	FT-4202 300mg X 14 days (N = 7)	Placebo X 14 days (N = 2)
Any TEAE, n (%)	6 (86)	1 (50)
Related study drug, n (%)	2 (29)	0
Any serious adverse event (SAE), n (%)	0	0

Results from the MAD 2 cohort with a single oral dose of 600 mg of FT-4202 daily for 14 days were reported in the first quarter of 2021. We also intend to enroll up to 20 SCD patients in a 12-week open label dosing cohort. Patients will receive a 400 mg daily doses of FT-4202 for up to 84 consecutive days. The three-month open label extension is presently enrolling and expected to yield initial results in the second quarter of 2021.

Regulatory Plans

Based upon preclinical and clinical findings to date, we have commenced a registration-enabling global adaptive randomized, placebo-controlled, double blind, parallel group, multi-center Phase II/III trial of FT-4202 in patients with SCD, ages 12 to 65 years. This trial is currently enrolling patients.  Based on feedback from the FDA, we plan to pursue accelerated approval utilizing hemoglobin response as a primary endpoint while collecting additional blinded endpoints around rates of VOC to verify clinical benefit and further support approval. We are also currently engaging with the European Medicines Agency, or EMA, to determine the appropriate regulatory approach for the European Union.

Indication Expansion

We believe that FT-4202’s target supports clinical development across a number of adjacent indications. Initially, we intend to expand the development of FT-4202 into thalassemia. Thalassemia is a rare genetic disease with an estimated prevalence of approximately 20,000 – 25,000 patients (predominantly beta thalassemia) across the United States and Europe and approximately 300,000 patients globally.

In beta thalassemia, mutations in the beta-globin gene cause a reduction in the production of the beta-globin subunit, which results both in a reduction in the total amount of oxygen carrying tetrameric hemoglobin within a RBC as well as an excess of alpha hemoglobin subunits that aggregate and cause RBC toxicity and destruction, or hemolysis.

Patients with beta thalassemia are often classified into one of two groups; (i) transfusion dependent patients, and (ii) non-transfusion dependent patients. Transfusion dependent patients can require frequent blood transfusions, which may result in an overload of iron in tissues that can damage organs such as the liver, heart, and endocrine organs. As a consequence, iron depleting agents are used to minimize the consequences of iron overload. HSCT can be curative for beta thalassemia patients, but procedure related toxicity and donor availability limit this as a therapeutic option. In November 2019, Reblozyl (luspatercept-aamt) was approved for the treatment of beta-thalassemia patients who are transfusion dependent. While studies suggest that luspatercept-aamt can reduce the number of transfusions these patients still remain transfusion dependent and significant unmet needs remain for these patients.

RBCs in beta thalassemia patients have increased alpha-globin protein aggregates, free heme, and free iron that all cause an increase in the levels of toxic reactive oxygen species, which damage RBC membranes. Consequently, ATP is consumed more avidly in the RBCs of beta thalassemia patients, and this depletion of ATP stores is believed to be key to the reduced life span of RBCs and increased hemolysis in these patients. By increasing ATP levels in the RBCs of beta thalassemia patients, we believe that FT-4202 should be able to reduce hemolysis and increase total body hemoglobin levels. In both preclinical models of beta thalassemia and early clinical studies, mitapivat, another PKR activator in clinical development by a third party, has demonstrated the ability to increase RBC life span and increase total hemoglobin. Therefore, we believe that FT-4202 could deliver similar benefits in beta thalassemia patients. However, we also believe that the potential for once per day dosing for FT-4202 versus twice per day for mitapivat and FT-4202’s potentially differentiated pharmacologic and pharmacodynamic profile may enable FT-4202 to be developed as a leading therapeutic option for these patients. Gene therapy approaches to increasing either beta-globin or HbF expression in autologous hematopoietic stem cells for transplantation are also in development but are limited by the need for marrow preconditioning and anticipated high cost.

FT-7051 and mCRPC Overview

Addressable mCRPC Patient Population

Prostate cancer is reported as the second and third leading cause of cancer death for men in the United States and in Europe, respectively, and mCRPC is the most advanced form of the disease. Approximately one in 41 men will die of prostate cancer, and approximately one in nine men will be diagnosed with prostate cancer in their lifetime. The average age at diagnosis of prostate cancer is 66. The incidence of prostate cancer has been estimated to reach approximately 192,000 and 365,000 patients in the United States and Europe, respectively, and approximately 30,000 prostate cancer deaths were estimated in the United States in 2018. Such deaths are typically the result of the most advanced form of prostate cancer, mCRPC.

Current Treatment Paradigm and Unmet Patient Need

The selection of prostate cancer treatments depends upon the burden of disease, Gleason score, and age of the patient. These options vary based on low risk or more advanced disease. Options for low risk disease may include active surveillance, prostatectomy, or radiation therapy, whereas aggressive surgical interventions and androgen deprivation therapy, or ADT, may be used for more advanced disease. Androgens, including testosterone and dihydrotestosterone, activate AR-dependent gene transcription which drives the growth of prostate cancer cells. ADT, which blocks testicular production of testosterone and is otherwise known as chemical castration, is administered for those patients who present initially with regional or advanced disease at diagnosis or develop advanced disease at recurrence. ADT, such as luteinizing hormone releasing hormone, or LHRH, receptor agonists and antagonists (flutamide, bicalutamide, nilutamide) are known to provide remission of the disease, best evidenced by a decline of prostate-specific antigen, or PSA, in about 90% of patients. After a mean time of two to three years, however, the disease progresses despite continuous hormonal manipulation and is then referred to as CRPC.

Subsequent to development of CRPC, ADT, in combination with the adrenal androgen synthesis inhibitor, abiraterone acetate, or AR antagonists that bind to the ligand binding domain, such as enzalutamide and apalutamide, have demonstrated improved overall, progression-free, and metastastis-free survival, increased time to progression, reductions in PSA, and radiographic responses. However, studies have shown that approximately 20% to 40% of mCRPC patients demonstrate primary resistance to enzalutamide and abiraterone acetate and virtually all patients who demonstrate initial clinical responses eventually acquire resistance. Other palliative treatments for mCRPC include taxane chemotherapy, Sipuleucel-T and Xofigo for treatment of bone metastases. Unfortunately, the five-year survival rate for patients with mCRPC progressing on or after first line chemotherapy is estimated at only 1.6%. As a result, there is significant need for new treatments of mCRPC.

Prostate cancer cells can become castration-resistant by several mechanisms, including: (i) mutation of the AR to allow for activation by non-androgen steroids, such as corticosteroids, estrogen, and progesterone, (ii) amplification of the AR that enables cancer cells to thrive on the low levels of androgens made by the adrenal gland, (iii) overexpression of co-activator proteins, including CBP/p300, that enhance AR induced transcriptional activity, (iv) intra-tumoral androgen synthesis, (v) upregulation of the glucocorticoid receptor and (vi) an increase in splice variants, such as AR-v7, that are always active even in the absence of androgen binding. While abiraterone acetate, enzalutamide, or apalutamide address some but not all of these resistance mechanisms, they may induce prostate cancer cells to express the AR-v7 variant that confers resistance to all three of these agents. Patients whose prostate cancer cells express the AR-v7 variant, which enables the AR to be active even in the absence of androgen binding, generally have a poor prognosis. According to a recent publication, and as seen in the figure below, AR-v7 positive mCRPC patients have a median OS rate of 10.8 months whereas AR-v7 negative patients in the same trial had an OS rate of 27.2 months.

Kaplan-Meier Plot of OS for mCRPC Patients Whose Tumors are Positive or Negative for AR-v7 Alteration

Among these resistance mechanisms, particularly challenging are AR structural variations in the ligand binding domain, which render the receptor ligand-independent and insensitive to approved AR antagonists. Approximately 20 AR mRNA splice variants have been identified, and a subset are constitutively active, meaning they do not require steroid binding to AR to drive activation of this transcription factor. Of the AR variants, only AR-v7 and ARv567 have been detected at the protein level, and AR-v7 has been the most studied. Notably, in cases of mCRPC where patients were initially treated with an AR antagonist, those with AR-v7 positive circulating tumor cells, or CTCs, showed poorer PSA response, and shorter progression-free survival and OS compared to those negative for AR-v7 CTCs. Furthermore, in blood samples from mCRPC patients, the frequency of AR-v7 protein detection in CTC nuclei increased from 3% of samples from patients following first line of therapy to 31% of samples for the third or more lines of therapy. We believe that findings such as these point to the potential for using AR-v7 as a patient selection biomarker, and its potential utility for determining which patients with mCRPC may benefit from new therapeutics active against AR-v7.

All biologically active forms of the AR retain the N-terminal domain, or NTD, and drugs in development that target the NTD have the potential to impact all AR forms, including those that may drive resistance to AR antagonists such as enzalutamide and apalutamide, which bind to the ligand binding domain. CBP/p300 are well-studied and essential co-activators of AR-mediated gene expression in prostate cancer. Upregulation of the CBP/p300 co-activator is one of the mechanisms by which prostate cancer cells become castration resistant. As shown in the figure below, the catalytic core of CBP/p300 contains domains that “write,” or modify, and “read,” or interpret, the chemical signals on histones, which are proteins that package DNA and can determine whether and when a gene is expressed. The reader domain on CBP/p300 binds these acetylated histones when interacting with AR. The writer domain on CBP/p300 modifies histones by adding acetyl groups enabling transcription factors that drive gene expression. When active, CBP/p300 results in a permissive configuration of histone-wrapped DNA, or chromatin, that promotes transcription by AR in prostate cancer. Importantly, CBP/p300 binds AR-v7 variants that do not require testosterone to bring it into proximity with its target DNA. Consequently, since CBP/p300 is a necessary co-activator of AR, we believe an inhibitor to CBP/p300 could address the many AR-dependent mechanisms by which prostate cancer cells become castration-resistant.

Overview of CBP/p300 Impact on AR Positive Prostate Cancer

Our Approach: FT-7051

FT-7051 is a potent and selective inhibitor of CBP/p300 in clinical development for the treatment of mCRPC. Inhibition of CBP/p300 can suppress AR and AR-v7 driven transcription of genes that drive the growth of prostate cancer cells. Thus, we believe that CBP/p300 inhibitors have the potential to address prostate cancer cell resistance related to molecular alterations in AR, including AR-v7. FT-7051 and FT-6876 (a research compound) are inhibitors of the bromodomain of CBP/p300 that we have developed with the goal of generating novel treatments for mCRPC. Our preclinical experiments with both FT-7051 and FT-6876 have demonstrated antitumor activity against enzalutamide-sensitive and enzalutamide-resistant patient-derived prostate cancer cell xenografts. In vitro, both FT-7051 and FT-6876 are antiproliferative in AR positive prostate cancer cell lines, including AR-v7 positive models, and are inactive in AR-negative cell lines. FT-7051 was ultimately selected for clinical development because it exhibited more favorable metabolic properties in our preclinical studies and is predicted to have a lower efficacious human dose (100-200 mg). The data generated for FT-6876 was accepted for publication at the American Association for Cancer Research 2020 meeting and was presented virtually in June 2020.

FT-7051 has been observed to be highly potent (IC50 for CBP binding to acetylated histone peptide less than one nanomolar) and selective (more than 500-fold more selective than other bromodomain-containing proteins) in preclinical studies. No significant findings were observed during in vitro safety pharmacology studies of FT-7051. GLP toxicology studies have been completed and show an acceptable tolerability margin for the predicted efficacious human dose of 100-200 mg daily. In addition, the cGMP manufacturing of API and drug product is complete. The FDA cleared our IND for FT-7051 in April 2020, and the compound’s preclinical tolerability profile and physicochemical properties have supported proceeding with clinical development.  We believe that demonstration of activity in mCRPC could create opportunities for development of FT-7051 in earlier lines of prostate cancer therapy as well as in other tumors where AR driven transcription may be important, such as AR positive breast cancer.

CBP/p300 Target

Inhibition of CBP/p300 could antagonize AR signaling and demonstrate clinical benefit in CRPC and other AR positive cancers. By reducing histone acetylation specifically in AR driven transcription, we believe the downstream effects of AR signaling should be reduced.

Suppression of AR-driven transcriptional programs through inhibition of CBP/p300 offers an approach that differs from direct receptor antagonists and is unaffected by structural variations in the AR ligand binding domain. As CBP/p300 are upstream of AR activation, we believe that inhibition has the potential to address not only the observed resistance mechanisms but to also be effective in earlier lines of therapy and other AR-dependent cancers. The therapeutic benefits of AR inhibition have been observed clinically in these cancers, albeit with limitations that highlight the need for alternative approaches with long-term benefit and mechanisms of resistance non-overlapping with anti-androgen therapy.

Preclinical Studies of FT-7051

We believe that our preclinical studies to date support the ability of our inhibitors, including FT-7051, to selectively target CBP/p300 in order to decrease AR signaling and tumor growth in prostate cancer. These preclinical studies include the following:

•

Inhibition of AR transcriptional activity: We observed reduced expression of AR target genes in a concentration-dependent manner in both the androgen-independent and androgen-dependent cell lines exposed to a range of FT-7051 concentrations for 24 hours. Androgen-independent and androgen-dependent cell lines mimic castration resistance and hormone sensitive tumors, respectively. As illustrated in the figure below, AR target gene expression decreased as analyzed by quantitative Polymerase Chain Reaction with results expressed as percentages relative to DMSO control. We selected AR target genes from the AR gene set defined by the Broad Institute, including KLK3, TMPRSS2, FKBP5, SORD, SPDEF and MYC.

AR Target Gene Expression in Androgen-independent or dependent Cells After 24 Hour Exposure to Increasing Concentrations of FT-7051

•

Reduction in AR and AR-v7 expression: Transfer of acetyl groups, or acetylation to lysines on AR by CBP/p300 is known to stabilize AR protein. As illustrated in the figure below, we observed that the inhibition of CBP/p300 activity by FT-7051 induced a dose dependent reduction of AR protein levels in the androgen-independent and androgen-dependent cell lines. AR-v7 was reduced in the androgen-independent cell line. DMSO is the vehicle used to deliver the drug and is thus a negative control. Actin is used as to demonstrate consistent loading across the samples.

Impact of CBP/p300 Inhibition on AR and AR-v7 Levels in Androgen-independent and Androgen-dependent Prostate Cancer Cells

•

Inhibition of chromatin remodeling: Acetylation of histones by CBP/p300 is a common hallmark of chromatin remodeling associated with active AR-target gene expression in prostate cancer. CBP/p300 acetylates Histone 3 Lysine 27 (H3K27). As illustrated in the figure below, we demonstrate that FT-7051 reduces H3K27Ac in a concentration-dependent manner in a prostate cancer cell line. DMSO is the vehicle used to deliver the drug and is thus a negative control. Actin is used to demonstrate consistent loading across the samples.

Concentration Dependent Reduction of H3K27Ac In A Prostate Cancer Cell Line

•	Significant anti-tumor activity: FT-7051 inhibited proliferation of prostate cancer cell lines and showed antitumor activity in a patient-derived xenograft, or PDX, model.

We evaluated the proliferation of several prostate cancer cell lines in the presence of enzalutamide or FT-7051. As expected and illustrated by the table below, enzalutamide was active against androgen-dependent cell lines but was inactive in AR negative and AR-v7 expressing cell lines. FT-7051 was active against AR-expressing cell lines, including AR-v7, as measured by IC50. As shown in the table below, cell lines that do not express AR are not targets for FT-7051.

Growth Inhibition In Prostate Cancer Cells Following 10-Day Exposure With FT-7051 or Enzalutamide

CELL LINE	ANDROGEN DEPENDENCE	AR ALTERATIONS	FT-7051 IC50 (µM)	ENZALUTAMIDE IC50 (µM)
LnCaP	Dependent	WT, T878A	1.4	1.1
VCaP	Dependent	WT	0.7	0.4
22Rv1	Independent	AR-v7positive, H857Y	0.6	>10
PC3	Independent	AR-negative	8.3	>10
DU145	Independent	AR-negative	8.9	>10

We evaluated the antitumor activity of FT-7051 and the research compound, FT-6876, in PDX models of prostate cancer sensitive and resistant to enzalutamide, respectively. As expected, and illustrated in the figure below, enzalutamide was inactive in the enzalutamide-resistant model and FT-6876 induced tumor stasis. In the enzalutamide sensitive model, FT-7051 had a similar anti-tumor activity as enzalutamide.

FT-7051 and Enzalutamide Showed Anti-Tumor Activity in Mice Bearing Enzalutamide-Sensitive Xenografts. Tumor Volume Over Time in The Different Cohorts of Mice Bearing Xenografts and Administered with Vehicle, FT-7051 or Enzalutamide

FT-6876 Showed Anti-Tumor Activity in Mice Bearing Enzalutamide-Resistant Xenografts. Tumor Volume Over Time in the Different Cohorts of Mice Bearing Xenografts and Administered With Vehicle, FT-6876 or Enzalutamide

Phase 1 Clinical Trial

We filed an IND with the FDA for FT-7051 in March 2020 and the FDA cleared the IND to initiate a Phase I trial in mCRPC patients, which occurred in January 2021. Pending favorable safety and initial clinical activity data in mCRPC patients resistant to standard of care, we may evaluate FT-7051 in earlier lines of mCRPC as well as other AR-dependent cancers, since FT-7051’s mechanism of action could apply to any AR driven cancer.

Olutasidenib: A Selective Inhibitor for Cancers with Mutations in IDH1 Gene

Olutasidenib, a selective inhibitor for cancers with IDH1 mutations, is being evaluated in a registrational Phase II trial for R/R AML and an exploratory Phase I trial for glioma. IDH1 mutations can produce excessive amounts of the onco-metabolite 2-hydroxyglutarate, which impairs stem cell differentiation and promotes cancer cells to grow and progress in both solid tumors and hematologic malignancies.

IDH1 mutation alterations are seen in AML, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that the U.S. prevalence for AML is approximately 20,000 cases and global incidence for AML is approximately 120,000 cases, with approximately 6-8% linked to the IDH1 mutation. The estimated U.S. prevalence of glioma is approximately 19,000 cases and the global incidence of glioma is 176,000 cases, with as much as 70 to 80% linked to the IDH1 mutation in Grade II/III gliomas and secondary glioblastoma.

There are currently two products approved in the United States for patients with IDH1 mutation and IDH2 mutation, a similar enzyme. In August 2017, the FDA granted approval to Idhifa (enasidenib), an oral targeted IDH2 mutation inhibitor, for patients with R/R AML and an IDH2 mutation. In July 2018, the FDA granted approval to Tibsovo (ivosidenib), an oral targeted IDH1 mutation inhibitor, for adult patients with (i) R/R AML with a susceptible IDH1 mutation, and (ii) in May 2019, newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy.

Within the current treatment options for R/R AML patients who are unfit for intensive chemotherapy and harbor the IDH1 mutation, there is unmet need. We believe that olutasidenib represents a treatment option with reduced QTc potential, a more favorable drug-drug interaction profile (allowing for co-medication) and a stable PK profile that enables a consistent drug exposure over time.

There is high unmet medical need for grade II, III and IV glioma patients who are R/R to current frontline treatment. Current care is limited to supportive care and, where applicable, further treatment with frontline therapies. We believe that olutasidenib has the potential to be a treatment for glioma patients who harbor the IDH1 mutation.

We presented positive preliminary Phase I data for olutasidenib in R/R and treatment naïve AML, as well as myelodysplastic syndrome, or MDS, at the 2019 ASH demonstrating the potential of olutasidenib to induce rapid remissions and mutation clearance in a percentage of patients with IDH1 mutation. The AML data was based on continuous oral treatment of olutasidenib for 28-day cycles, either alone (n=32) or in combination with azacitidine (n=46), with a dose evaluation of 300 mg once daily for olutasidenib alone and 150 mg once daily or twice daily for olutasidenib in combination with azacitidine. The findings indicated that olutasidenib was well-tolerated in clinical trials as monotherapy and in combination with azacitidine, with no dose-limiting toxicities. The recommended Phase II dose for both indications is 150mg twice daily.

We presented positive preliminary Phase I data for olutasidenib in glioma at the 2020 American Society of Clinical Oncology Meeting, or ASCO, demonstrating the brain penetrant properties of olutasidenib and preliminary clinical activity, which suggest potential for response and prolonged disease control in the enhanced (grade III/IV) R/R IDH1-mutated glioma. At the time of the data cut for disclosure at ASCO, of 24 evaluable patients treated (4 grade II, 13 grade III, 7 grade IV), one patient had a partial response and 11 patients had stable disease, as determined by investigator response assessment in neuro-oncology, or RANO, criteria. Twenty-two of the patients’ responses were also evaluated by volumetric changes at a central review, where four patients had more than 50% tumor reduction, one patient had 25% to 50% tumor reduction, and an additional seven patients with prolonged stable disease.

Olutasidenib is currently being evaluated in a registrational Phase II trial for R/R AML and an exploratory Phase Ib/II trial for glioma and other solid tumors. In addition to the registrational R/R AML cohort, the Phase II trial includes seven additional cohorts to evaluate olutasidenib across the AML treatment paradigm as either a single agent or in combination with azacitidine, including for patients who have failed a prior IDH1 mutation inhibitor or those who are treatment naïve but are contraindicated for standard of care treatments.

The planned interim analysis of the registrational cohort was completed in October 2020, and positive top line results were announced. Olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible IDH1 mutation, and achieved a composite complete remission or CR, or CR plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh has not yet been reached, a sensitivity analysis (with a hematopoietic stem cell transplant, or HCST, as the end of a response) indicates the median duration of CR/CRh to be 13.8 months. The overall response rate (ORR), comprised CR, CRh, CRi, partial response (PR), and morphologic leukemia-free state (MLFS), was 46% and the median duration of ORR was 11.7 months. The median overall survival (OS) was 10.5 months. For patients with CR/CRh, the median OS was not yet reached, but the estimated 18-month survival is 87%.

Overall survival by best overall response category

Safety results were consistent with previously reported results from our Phase I clinical trial results for olutasidenib in R/R and treatment naïve AML and MDS. The most frequently reported TEAEs (>20%) were nausea (38%), constipation (25%), increased white blood cell count (25%), decreased RBC count (24%), pyrexia (23%), febrile neutropenia (22%), and fatigue (21%). Grade 3/4 adverse events occurring in greater than 10% of patients, regardless of causality, were febrile neutropenia (20%), decreased RBC count (19%), decreased platelet count (16%), and decreased neutrophil count (13%). Grade 3/4 laboratory liver abnormalities reported in 19 (12%) patients led to treatment discontinuation in seven (4%) patients. The preferred terms of these laboratory liver abnormalities were alanine aminotransferase increased, aspartate aminotransferase increased, biliary tract disorder, blood bilirubin increased, cholangitis, cholestasis, hepatitis acute, hepatic enzymes increased, liver function test abnormal, liver function test increased, transaminases increased. Investigator-assessed IDH1 differentiation syndrome (all grades) was observed in 21 (14%) patients, which led to treatment discontinuation in three patients and was fatal in one patient. Additional analyses and other outcome measures will be presented at an upcoming medical meeting.

We believe these data are sufficient for filing a new drug application, or NDA, and have begun preparing the NDA package. We have contracted with Abbott to develop the companion diagnostic.

FT-8225: A Liver-Targeting, Selective Inhibitor for Fatty Acid Synthase for Non-Alcoholic Steatohepatitis

FT-8225 is a liver-targeted FASN inhibitor designed to block de novo lipogenesis, or DNL, solely in the liver, and is currently in development for NASH. Preclinical studies have been completed which we believe will enable an IND filing.

NASH is a serious progressive liver disease affecting approximately 19 million individuals in the United States, was estimated to affect approximately 37 million in 2019 in Canada, France, Germany, Italy, Japan, the United Kingdom and the United States, collectively and is estimated to reach approximately 43 million by 2025 in such countries collectively with no currently approved treatments. The disease is a consequence of over-nutrition that leads to hepatic steatosis progressing to inflammation, cell damage, cirrhosis, and eventual liver failure. NASH is caused by accumulation of triglycerides, or TG, derived in part from dysregulated DNL. FASN, a key enzyme in the DNL pathway that catalyzes the final step in fatty acid production prior to TG synthesis, has an elevated expression in NASH patients. Elevated DNL can contribute to early points in the pathogenesis of NASH via excessive TG synthesis and subsequent deposition in the liver causing steatosis.

Our prior efforts utilizing FT-4101, a FASN inhibitor that distributes systemically in the body showed proof of mechanism in Phase I trials by inhibiting DNL, but also showed dry skin, dry eye, and hair loss by inhibiting DNL in peripheral tissues. These peripheral on-target adverse events motivated us to design a liver-targeting FASN inhibitor.

No treatment-related serious adverse events have been reported in FT-4101’s clinical studies. Early clinical studies have shown that inhibition of DNL by blocking either FASN or an upstream enzyme, Acetyl CoA Carboxylase, or ACC, reduces steatosis, making DNL inhibition an attractive target for the treatment of NASH. Critically, FASN inhibitors do not increase TG and ketone bodies observed with ACC 1/2 inhibitors, a consequential outcome for NASH populations with common comorbidities of diabetes and cardiovascular disease.

Preclinical data to date for FT-8225 have demonstrated a profile with the following attributes:

•	selective in vitro and in vivo pharmacodynamic activity;
•	preferential liver distribution with a liver to plasma ratio of greater than 100;
•	a potential for combination use due to low drug to drug interaction risk;
•	predicted low efficacious exposure;
•	physiochemical, ADME, and PK properties supporting oral dosing of crystalline material; and
•	a process to produce drug product to support partner-directed Phase I trials.

Partnered Programs

We have licensed exclusively two programs each to Boehringer Ingelheim and Celgene based on molecules that we discovered. Boehringer Ingelheim is developing BI1701963, an orally bioavailable SOS1:KRAS inhibitor for solid tumors. Pursuant to our collaboration with Boehringer Ingelheim, we have recently achieved the initial Phase I clinical milestone for BI1701963. The second molecule licensed to Boehringer Ingelheim is a protein-protein modulator in preclinical development within oncology.

Celgene is developing CC-95775, a pan-BET bromodomain inhibitor, in a Phase Ib clinical trial for patients with non-Hodgkin’s lymphoma. The second Celgene program relates to any and all compounds directed to the target of USP30.

Under these out-licensed programs we are eligible to receive, subject to the achievement of certain clinical and commercial milestones, aggregate payments in excess of $500 million plus royalties over time.

Agreement with Boehringer Ingelheim

In December 2011, we entered into a Collaboration and License Agreement, or the Boehringer Ingelheim Agreement, with Boehringer Ingelheim, a company existing under the laws of Germany, pursuant to which the parties engage in a collaborative program to develop and commercialize certain small molecule compound libraries, or compound libraries. The collaborative program consists of two phases: (i) a research phase during which we scanned existing compound libraries, and (ii) an optimization phase where Boehringer Ingelheim will further develop and commercialize certain of such compound libraries. The collaborative program is currently in the optimization phase. One molecule discovered during the collaboration program is now in clinical trials.

In connection with the research phase, we have granted to Boehringer Ingelheim a non-exclusive license to conduct certain research and optimization activities, and Boehringer Ingelheim has granted to us a non-exclusive license, without the right to grant sublicenses, to conduct any and all activities allocated to us under the Boehringer Ingelheim Agreement during the research phase and the optimization phase. In connection with the optimization phase, we have granted to Boehringer Ingelheim an exclusive, worldwide, milestone-bearing license, with the right to grant sublicenses, to (i) research, develop, have developed, make, have made, use, have used, sell, have sold, offer for sale, have offered for sale, import, have imported and otherwise exploit and commercialize certain collaboration compounds and licensed products containing such collaboration compounds and (ii) make derivatives from certain collaboration compounds. Boehringer Ingelheim has granted to us a worldwide, perpetual, irrevocable, royalty-free, fully-paid, non-exclusive license, with the right to grant sublicenses through multiple tiers, for any and all purposes outside the scope of the exclusive license granted to Boehringer Ingelheim.

As consideration, we (i) have received an upfront payment, (ii) have received periodic reimbursements for certain of our internal costs and payments to third parties and (iii) are eligible to receive and expect to receive certain contingent payments upon the achievement of certain research, clinical development, regulatory approval and sales milestone events. To date under the Boehringer Ingelheim Agreement, we have received payments of approximately $50.1 million comprised of an upfront payment, research funding, and research and development milestone payments. We are eligible to receive, subject to the achievement of certain research, clinical, regulatory and commercial milestones, additional aggregate payments of up to $126.0 million in connection with the future development of BI1701963 and $134.0 million for the future development of the protein-protein modulator in preclinical development within oncology.

The initial research term was four years, with the option for Boehringer Ingelheim to extend the term for a one-year period provided that Boehringer Ingelheim shall be responsible for reimbursing certain of our internal expenses. Unless earlier terminated, the Boehringer Ingelheim Agreement shall expire (i) on a product-by-product and country-by-country basis on the date of the expiration of all payment obligations with respect to such product in such country, (ii) in its entirety upon the expiration of all payment obligations with respect to the last product in all countries and (iii) on a collaboration-by-collaboration basis when no compound or product is being researched, developed or commercialized by either party with commercially reasonable efforts. Either party may terminate the agreement upon a material breach by the other party.

Agreements with Celgene

In December 2018, we and our subsidiary, Forma Therapeutics, Inc., entered into two License Agreements, or the Celgene License Agreements, with Celgene pursuant to which we granted to Celgene exclusive rights with respect to the development and commercialization of (i) any and all compounds directed to the target USP30 and (ii) FT-1101 (CC-95775), in each case including any and all derivatives, modifications and improvements thereof and any pharmaceutical products comprising such compounds.

As initial consideration for the licenses, Celgene paid us $77.5 million in license fees and subsequently through the first quarter of 2020 paid an additional $7.6 million for transition and transfer activities. As additional consideration for the license, Celgene is required to pay certain amounts upon the achievement of specified clinical, regulatory and commercial milestones. No milestones have been achieved to date under the Celgene License Agreements.

Furthermore, Celgene is also required to pay to us certain royalties of single digit on net sales in a given calendar year on a product-by-product basis under each Celgene License Agreement. Celgene’s royalty obligations are on a product-by-product and country-by-country basis and are subject to certain reductions, including (i) in the event that the exploitation of a product is not covered by a valid claim with the licensed patent rights and (ii) in the event of third parties achieving specifically negotiated levels of competitive market share. Such royalty obligations will expire on a country-by-country and product-by product basis upon the later of (a) the expiration of the last patent which covers a product in such country, (b) the expiration of any exclusivity granted by a regulatory authority and (c) ten (10) years following the first commercial sale of a product in such country.

Unless earlier terminated, the Celgene License Agreements shall remain in effect on a country-by-country basis until it expires upon the ceasing of making, having made, using, importing, offering for sale and selling any compounds or products prepared in connection therewith in such country. Celgene has the right to at-will termination on a product-by-product basis or in its entirety, subject to certain notice requirements. Either party may terminate either Celgene License Agreement if the other party commits a material breach of such agreement or defaults in the performance thereunder and fails to cure that breach within a certain number of days after written notice is provided in the event of bankruptcy, insolvency, dissolution or winding up. We may terminate each Celgene License Agreement on a country-by-country and product-by-product basis if Celgene does not use commercially reasonable efforts to commercialize each product licensed under such Celgene License Agreement upon obtaining the requisite regulatory approvals, in each case subject to the terms of such Celgene License Agreement, with respect to such country and product, unless Celgene has provided prior written notice of a plan for the development and/or commercialization of such licensed product or otherwise cured such breach.

Asset Purchase Agreement with Valo Health, Inc.

In March 2020, we entered into an Asset Purchase Agreement, or the Valo Health Agreement, with Valo Health, Inc. (formerly known as Integral Health, Inc.), and, solely for purposes of certain sections, Valo Health Holdings, LLC (formerly known as Integral Health Holdings, LLC), or together with Valo Health, Inc., Valo Health, to divest our hit discovery capabilities. Pursuant to the Valo Health Agreement, Valo Health purchased certain assets, including specified intellectual property, from us in exchange for $17.5 million in cash, $2.5 million of which was paid at closing and the remaining $15.0 million which will be paid in incremental payments through June 2021, $0.5 million of reimbursements for expenses prepaid by us, the benefit of which was transferred to Valo Health, and $10.0 million of preferred equity in Valo’s next equity financing round or, if Valo Health’s next equity financing does not occur prior to the one-year anniversary of the Valo Health Agreement, a number of shares of preferred stock issued in Valo Health’s previous round of equity financing prior to the Valo Health Agreement equal to $10.0 million divided by the price per share paid by investors in that previous equity financing. We are also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-country basis during the period of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale. The divestiture resulted in a reduction in headcount by 23 employees, which all transitioned to Valo Health. Concurrent with the divestiture, our Branford, Connecticut lease and certain revenue contracts were assigned to and assumed by Valo Health.

During the fourth quarter of 2020, Valo Health closed on their next equity financing round. In connection with the closing, we received preferred shares in Valo Health in an amount equal to $10.0 million and the remaining balance of incremental payments due.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and government agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors may also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, and establishing clinical trial sites and patient registration for clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

If our product candidates, FT-4202 and FT-7051, are approved for the indications that we are currently targeting, they will likely compete with the currently marketed drugs and, if approved, the therapies in development discussed below.

Sickle Cell Disease

Approved drug treatments for SCD focus primarily on the management of anemia and reduction of VOCs. Until November 2019, there were only two drug treatments for SCD approved in the United States: HU and Endari. HU, marketed under trade names including DROXIA by Bristol-Myers Squibb Company, as well as in generic form, is approved for the treatment of anemia related to SCD, to reduce the frequency of VOCs and the need for blood transfusions. Endari, marketed by Emmaus Life Sciences, Inc., is an oral powder form of L-glutamine approved to reduce severe complications associated with the disorder.

In November 2019, the FDA granted accelerated approval for voxelotor for the treatment of SCD in adults and children 12 years of age and older. Voxelotor, marketed by Global Blood Therapeutics, Inc., is an oral therapy taken once daily and is the first approved treatment that directly inhibits HbS polymerization. In addition, in November 2019, the FDA approved crizanlizumab, to reduce the frequency of VOCs in adult and pediatric patients aged 16 years and older with SCD. Crizanlizumab, marketed by Novartis AG, is administered intravenously and binds to P-selectin, which is a cell adhesion protein that plays a central role in the multicellular interactions that can lead to vaso-occlusion.

Blood transfusions are also used to treat SCD and can transiently bolster hemoglobin levels by adding functional RBCs. There are a number of limitations associated with this therapeutic approach, including limited patient access and serious complications such as iron overload. The only potentially curative treatment currently approved for severe SCD is HSCT. However, this treatment option is not commonly used given the difficulties of finding a suitable matched donor and the risks associated with the treatment, which include an approximately 5% mortality rate. HSCT is more commonly offered to pediatric patients with available sibling-matched donors.

FT-4202 could face competition from a number of different therapeutic approaches in development for patients with SCD. For example, Bluebird Bio, Inc., or bluebird, is developing LentiGlobin for the treatment of SCD. LentiGlobin is a one-time gene therapy treatment for SCD that aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells ex vivo and then transplanting the modified stem cell into the patient’s bloodstream Another gene-editing approach in development for TDT and SCD, CTX001, is being developed under a co-development and co-commercialization agreement between CRISPR Therapeutics and Vertex Pharmaceuticals.

Imara Inc., or Imara, plans to initiate a Phase IIb clinical trial of IMR-687, a small molecule inhibitor of phosphodiesterase-9, for the treatment of SCD. Agios Pharmaceuticals, Inc., or Agios, expects to initiate a global pivotal Phase III study of mitapivat in SCD in 2021. EpiDestiny, Inc., or EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of HbF, in Phase II clinical trials. Aruvant Sciences, Inc. is evaluating RVT-1801, a gene therapy, in a Phase I/II trial. Sangamo Therapeutics Inc., or Sangamo, in collaboration with Bioverativ Inc. (now Sanofi S.A.), or Bioverativ, is developing BIVV-003, a gene editing cell therapy that modifies cells to produce functional RBCs using HbF.

Thalassemia

Until November 2019, there were no approved drug therapies for beta thalassemia in the United States. The standard of care for many patients with beta thalassemia has been frequent blood transfusions to manage anemia. A potentially curative therapy for beta thalassemia is HSCT, which is associated with serious risk and is limited to patients with a suitable donor.

In November 2019, the FDA approved luspatercept-aamt for the treatment of anemia in adult patients with beta thalassemia who require regular RBC transfusions. Luspatercept-aamt, marketed by Celgene and Acceleron Pharma Inc., is a modified receptor protein that promotes RBC maturation and increases overall RBC production, but does not address other cell types implicated in beta thalassemia. Luspatercept-aamt is not indicated for use as a substitute for RBC transfusions in patients who require immediate correction of anemia. Luspatercept-aamt is dosed subcutaneously and is administered every three weeks in an outpatient setting.

FT-4202 could face competition from a number of different therapeutic approaches that are in development as a therapeutic option for patients with transfusion-dependent beta thalassemia.

For example, Bellicum Pharmaceuticals, Inc., or Bellicum, completed its Phase I/II clinical trial evaluating Rivo-cel, a modified donor T cell therapy to be used in conjunction with HSCT. Bellicum is expected to use results from this clinical trial to support Rivo-cel’s European MAA. Imara plans to initiate a Phase IIb clinical trial of IMR-687, a small molecule inhibitor of phosphodiesterase-9, for the treatment of beta thalassemia. EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of HbF, in Phase II clinical trials. Orchard Therapeutics plc is conducting Phase II clinical trials of OTL-300, an autologous ex vivo gene therapy for the treatment of transfusion-dependent beta thalassemia. Sangamo, in collaboration with Bioverativ, is conducting a Phase I/II clinical trial of ST-400, which uses a genome-edited cell therapy approach designed to produce functional RBCs using HbF. CRISPR Therapeutics AG, in collaboration with Vertex Pharmaceuticals Incorporated, is conducting a Phase I/II clinical trial of CTX001, which uses a gene editing approach to upregulate the expression of HbF, in patients with transfusion-dependent beta thalassemia. Syros Pharmaceuticals, Inc., in collaboration with GBT, is using its gene control platform to identify and develop product candidates to activate gamma globin expression to induce the production of HbF for the treatment of beta thalassemia.

CBP/p300 in mCRPC

There are several companies seeking to develop CBP/p300 inhibitors, though only one has advanced to clinical trials. CellCentric, Ltd., or CellCentric, is currently running a Phase I/IIa study of its CBP/p300 inhibitor, CCS1477, to assess the safety, tolerability, pharmacokinetics, and biological activity in patients with mCRPC or advanced solid tumors.

Roche/Genentech and Constellation Pharmaceuticals, Inc., or Constellation, have disclosed additional CBP/p300 inhibitors, GNE-781 and GNE-049, arising from their collaboration. AbbVie, Inc., or AbbVie has also disclosed A-485, an inhibitor of CBP/p300 catalytic activity. None of these companies have entered clinical trials, and the development status remains unclear. Similar to the above, FT-7051 could also face competition from CellCentric’s CCS1477 inhibitor as CellCentric is planning to begin clinical trials in drug-resistant prostate cancer, AML, multiple myeloma, and non-Hodgkin lymphoma.

Other development programs targeting mCRPC include ARV-110 from Arvinas, an investigational orally bioavailable protein degrader designed to selectively target and degrade the androgen receptor (AR), presently in Phase 1/2 trial in men with metastatic castration-resistant prostate cancer (mCRPC). ESSA Pharma is developing EPI-7386, an investigational, oral, small molecule inhibitor of the N-terminal domain of the androgen receptor being studied in a Phase 1 clinical trial in men with metastatic castration-resistant prostate cancer.

Currently there is only one approved treatment targeting AML patients who have a susceptible IDH1 mutation. Agios markets Tibsovo for adult patients with newly-diagnosed AML who are 75 years old or older or who have comorbidities that preclude use of intensive induction chemotherapy and for adult patients with R/R AML. Another medicine is marketed for this patient population but does not require identification of the patient’s IDH1 mutation status. AbbVie and Genentech market Venclexta, which is a BCL-2 inhibitor indicated in combination with azacitidine or decitabine or low-dose cytarabine for the treatment of newly-diagnosed AML in adults who are age 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.

FT-4202 is a stable, crystalline substance. Using the current route, several multi-kg batches (the largest being approximately 50 kg) of FT-4202 API have been manufactured to date. The drug product is a stable tablet, of which approximately 25,000 tablets have been manufactured to date in accordance with cGMP.

FT-7051 is a stable crystalline HCl salt, is moderately hygroscopic, and has pH-dependent solubility. Approximately 6 kg batch of FT-7051 API has been manufactured to date in accordance with cGMP. The drug product is stable capsule at three dose strengths.  Sufficient capsules have been manufactured to support Ph1 clinical study. As our current or future product candidates progress through preclinical studies and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our current or future product candidates and additional bridging studies or trials may be required.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims in pending applications that may be allowed or the breadth of claims that may be enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority or derivation of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The extension period cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

As of March 15, 2021, our overall patent portfolio includes more than 40 patent families comprising issued patents, provisional patent applications, and non-provisional patent applications.

FT-4202

As of March 15, 2021, we own multiple patent families related to our lead product candidate, FT-4202. The FT-4202 compound is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, European Patent Office, Japan, and South Korea, and by patent applications pending in numerous jurisdictions including the U.S., Canada and China.

FT-7051

As of March 15, 2021, we own multiple patent families related to our other product candidate, FT-7051. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S. and Japan, an allowed patent application in European Patent Office, and by patent applications pending in numerous jurisdictions including the U.S, Japan.

Other programs

As of March 15, 2021, we also own more than 10 patent families related to our isocitrate dehydrogenase 1 gene (IDH1) program (including olutasidenib), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The olutasidenib compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The olutasidenib drug product is covered by an additional granted U.S. patent, and by pending patent applications on the uses of olutasidenib in methods of treatment currently in clinical development, through at least May 2039, (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity). The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and pending, U.S., European and PCT international patent applications. The FT-4101 compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S. and Europe and other countries, as well as pending applications in some countries.

In addition, we own certain FT-4101 pharmaceutical compositions that are covered by a granted U.S. patent and potential future national phase national phase filings from a pending PCT international patent application through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity).In addition, we own patents and patent applications expected to expire between 2034 and 2040 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including USP1, IDH1 CBP/p300, PKR, FASN, USP 9x and others. As of March 15, 2021, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

As indicated above, some of our owned patent applications are provisional patent applications. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications.

While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. Moreover, the patent application and approval process are expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request.

For more information, see the section entitled “Risk Factors—Risks Related to Intellectual Property”.

Other IP Rights

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, that such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. For more information, see the section entitled “Risk Factors—Risks Related to Intellectual Property”.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, withdrawal of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the U.S. generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•	submission to the FDA of an IND application, which must become effective before clinical trials may begin;

•	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of a NDA;
•	a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
•	payment of user fees for FDA review of the NDA; and
•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.

Preclinical Studies and Clinical Trials for Drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research patients will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor must submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•

Phase I—Phase I clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase II—Phase II clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase III—Phase III clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements.

The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Marketing Approval for Drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. An NDA must contain proof of the drug’s safety and efficacy. The marketing application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, program to ensure that the benefits of the drug outweigh its risks. The REMS program could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making the product available in the U.S. for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

Expedited Development and Review Programs for Drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase I, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA must review an application in six months compared to ten months for a standard review.

Additionally, products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III trial. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

U.S. Post-Approval Requirements for Drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or withdrawal of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•

consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

Regulation of Companion Diagnostics

Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the U.S., the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a premarket approval application, or PMA.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a preamendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device and assesses whether the subject device is comparable to the predicate device with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA is required by statute to take between six months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QSR, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Healthcare Reform

In March 2010, Congress passed the Affordable Care Act, or the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA, for example, contains provisions that subject products to potential competition by lower-cost products and may reduce the profitability of products through increased rebates for drugs reimbursed by Medicaid programs; address a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increase the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establish annual fees and taxes on manufacturers of certain branded prescription drugs; and create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the U.S. Supreme Court, the former Trump Administration  issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business especially given the new administration.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted:

•

The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

•

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•

The Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. For example, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The former Trump administration also previously released a “Blueprint” or plan, to reduce the cost of drugs. The Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. While the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Individual states in the U.S. have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the sale, marketing, coverage, and reimbursement of products regulated by

CMS or other government agencies. In addition to new legislation, CMS regulations and policies are often revised or interpreted by the agency in ways significantly affecting our business and our products.

Third-Party Payor Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S., sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations.

In the U.S., no uniform policy exists for coverage and reimbursement for products among third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which may not include all FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded product on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the medical product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. Furthermore, a payor’s decision to provide coverage for a product does not imply an adequate reimbursement rate will be available. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of products have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

Finally, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the EU, pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU Member States’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A country may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Even if approved for reimbursement, historically, product candidates launched in some foreign countries such as some countries in the EU do not follow price structures of the U.S. and prices generally tend to be significantly lower.

Other Healthcare Laws and Regulations

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing strategies. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of the federal Anti-Kickback Statute can result in significant civil monetary and criminal penalties, per kickback plus three times the amount of remuneration and a prison term per violation. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below). A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the AKS. Under the final rules, OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only government programs.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under FACA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of FACA can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under FACA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal government continues to use FACA, and the accompanying threat of significant liability, in its investigations and prosecutions of pharmaceutical and biotechnology companies throughout the U.S. Such investigations and prosecutions frequently involve, for example, the alleged promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under FACA in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with FACA and other applicable fraud and abuse laws.

We may be subject to the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Federal government price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs.

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals, as well as physician ownership and investment interests in the manufacturer. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.

As noted above, analogous state laws and regulations, such as, state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. There are also state and local laws that require the registration of pharmaceutical sales representatives.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. Environmental, Health and Safety Laws and Regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government Regulation of Drugs Outside of the United States

To market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the European Medicines Agency’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

•

National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•	Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country.
•

Following authorization through either procedure, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the U.S. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to as in the U.S., the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls. The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on

GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, or CTIS, the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data patients residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of March 15, 2021, we had 103 full-time employees and 4 part-time employees. 32 of our employees have M.D. or Ph.D. degrees. Within our workforce, 68 employees are engaged in research and development and 39 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

On October 2, 2019, Forma Therapeutics Holdings, LLC, a Delaware limited liability company formed in December 2011 and the successor in interest to Forma Pharmaceuticals, Inc, a Delaware corporation formed in June 2007 and subsequently renamed Forma Therapeutics, Inc., was reorganized into Forma Therapeutics Holdings, Inc. Our principal executive offices are located at 500 Arsenal Street, Suite 100, Watertown, Massachusetts 02472, and our telephone number is (617) 679-1970. Our website address is https://www.formatherapeutics.com. The information contained in or accessible from our will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 15,964,704 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $293.3 million, after deducting underwriting discounts and commissions and other offering expenses. On December 15, 2020, we completed a follow-on public offering in which we issued and sold 6,095,000 shares of our common stock at a public offering price of $45.25 per share, including 795,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $258.6 million, after deducting underwriting discounts and commissions and other offering expenses.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Available Information

Our website address is https://www.formatherapeutics.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “News & Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Corporate Governance” portion of our website.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The materials and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Past Financial Condition

We are a clinical-stage biopharmaceutical company with a limited operating history, and have not generated any revenue to date from drug sales, and may never become profitable.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in June 2007 as Forma Pharmaceuticals, Inc. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical and clinical studies of our product candidates and pursuing partnerships for our product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates and may not obtain regulatory approvals for our future product candidates, if any.

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the coronavirus disease 2019, or COVID-19, global pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through December 31, 2020, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $645.6 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the twelve months ended December 31, 2020, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for FT-4202 for the treatment of SCD;

▪	continue our registration-enabling, global pivotal Phase II/III clinical trial of FT-4202 in SCD;
▪	prepare for and initiate our planned clinical trial of FT-4202 in patients with thalassemia;
▪	continue enrollment in our Phase I study for FT-7051 for the treatment of mCRPC;
▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our product candidates that successfully complete clinical development;
▪

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

▪	maintain, expand, enforce, defend and protect our intellectual property portfolio;
▪	hire additional staff, including clinical, scientific and management personnel;
▪	continue to take temporary precautionary measures to help minimize the risk of COVID-19 to our employees and patients who enroll in our studies;
▪	secure facilities to support continued growth in our research, development, and commercialization efforts; and
▪	incur costs associated with our continued operation as a public company.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated significant research collaboration revenue, we have not generated any commercial revenue from our current product candidates, including our lead product candidate, FT-4202, and our other product candidate, FT-7051, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue unless and until we complete the development of, obtain marketing approval for, and begin to sell, FT-4202, which is currently being evaluated in a Phase II/III trial, or FT-7051, which is also currently being evaluated in a Phase I clinical trial. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research, pharmaceutical sciences and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, FT-4202 and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
▪	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
▪	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
▪	obtaining and maintaining third-party coverage and adequate reimbursement, if FT-4202 or FT-7051 is approved;
▪	acceptance of our lead product candidates, if and when approved, by patients, the medical community and third-party payors;

▪	effectively competing with other therapies, if FT-4202 or FT-7051 is approved;
▪	our ability to obtain and maintain patent, trade secret and other intellectual property protection for FT-4202 and FT-7051 and regulatory exclusivity for FT-4202 and FT-7051 if and when approved;
▪	our receipt of marketing approvals for FT-4202 and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our lead products following approval.

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

Risks Related to Future Financial Condition

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or pre-commercialization efforts.

The development of pharmaceutical drugs is capital intensive. We are currently advancing FT-4202 and FT-7051 through clinical development. We reported data from a single dose cohort in seven SCD patients in June 2020 and reported data from the MAD1 cohort at the ASH Annual Meeting, which occurred on December 8, 2020, and reported data from the MAD2 cohort in the first quarter of 2021 and expect to report a three-month open label extension in SCD patients in the second quarter of 2021. The U.S. Food and Drug Administration, or FDA, cleared our IND for FT-7051 in April 2020, and we have initiated a Phase I clinical trial in metastatic castration-resistant prostate cancer, or mCRPC. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

On June 23, 2020 and December 15, 2020, we completed our initial public offering, or IPO, and our follow-on public offering of our common stock, respectively, and expect that the net proceeds from our IPO and follow-on financing, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through the third quarter of 2024.  Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk Factors’’ section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Clinical Development

We depend heavily on the success of our lead product candidates, FT-4202 and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of the current or future product candidates in our lead program in sickle cell disease, or SCD, of which our lead product candidate, FT-4202, is in Phase II/III clinical development for SCD. FT-4202 will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, FT-7051, is in Phase I development for the treatment of mCRPC. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

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

We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, because we are focused on patients with rare hematologic diseases and cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates in the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ current or future product candidates.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A reoccurrence or “second wave” of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have initiated clinical trials for FT-4202 and FT-7051, it is likely that there may be adverse side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

From time to time, we may publish interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, positive results from our preclinical studies of our current or future product candidates, and any positive top-line, interim or other early results we may obtain from our clinical trials of our current or future product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our current or future product candidates may not be replicated in subsequent preclinical studies or clinical trial results. For example, our later-stage clinical trials could differ in significant ways from our ongoing Phase I clinical trials of FT-4202 and FT-7051, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, final dosage formulation, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, or such later studies or trails otherwise generated date or results that differ significantly from data or results seen in prior studies or trails, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and review timelines could be extended including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of an NDA for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The authority for the FDA to award PRVs for drugs after September 30, 2024 is currently limited to drugs that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award PRVs through September 30, 2026. However, it is possible the authority for the FDA to award PRVs will be extended by Congress. As such, if we do not obtain approval of an NDA for FT-4202 in patients with SCD on or before September 30, 2026, and if the PRV Program is not extended by Congressional action, we may not receive a PRV.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on our programs, including our lead product candidate, FT-4202, for the treatment of SCD and our other product candidate, FT-7051, for the treatment of mCRPC. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business especially given the new administration.

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former

Trump administration’s budget proposal for fiscal year 2021 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

Additionally, we may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect,  unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Further, in 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the

Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

▪

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order

▪

or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the AKS. Under the final rules, OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business

▪

the federal False Claims Act, or FACA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, manufacturers can be held liable under the FACA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FACA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FACA for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the FACA;

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, or API, drug product and drug substance used in our product candidates are limited in number, and the loss of any of these suppliers could significantly harm our business.

The API drug product and drug substance used in our product candidates are supplied to us from a small number of suppliers, and in some cases sole source suppliers. Our ability to successfully develop our current or future product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of all API, drug product or drug substance in the event any of our current suppliers of such API, drug product and drug substance cease their operations for any reason.

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

We have entered into licensing arrangements with Boehringer Ingelheim and Celgene, now Bristol-Myers Squibb, and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. For example, in March 2020, we sold select hit discovery capabilities and related assets to Valo Health, Inc. that aims to increase the efficiency of medicine development using computational-enabled capabilities. Under the deal terms, we received an upfront cash payment, additional cash installment payments and equity in Valo Health, Inc. as consideration. We are also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale.

Going forward, we are seeking strategic partners for the further development and potential commercialization of olutasidenib, FT-8225 and FT-4101. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or acquisition or other alternative arrangements for our current or future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our current or future product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval.

Further, collaborations involving our current or future product candidates, are subject to numerous risks, which may include the following:

▪	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
▪	successful transfer of information, data, or materials related to product candidates to collaborators to permit continued development and commercialization activities;
▪

collaborators may not pursue development and commercialization of our current or future product candidates or may elect not to continue or renew development or commercialization of our current or future product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

▪

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

▪	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or future product candidates;
▪	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
▪

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

▪

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

▪

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;

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

In order to produce our product candidates for clinical trials and our products, if any, for commercial purposes, either at our own facility or at a third-party’s facility, we and our third-party vendors will need to comply with the FDA’s cGMP regulations and guidelines. As part of our ongoing quality and process improvement efforts, we conducted a gap analysis of our cGMP quality system and it identified certain key areas for necessary remediation, including with regard to documentation requirements. We may encounter difficulties in achieving compliance with quality control and quality assurance requirements and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements, including any failure to remedy the issues identified in the cGMP gap analysis, or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidate as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our current or future product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our current or future product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our current or future product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

Additionally, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, including our lead product candidate, FT-4202, our other product candidate, FT-7051, our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications related to our product candidates including our lead product candidate, FT-4202 and our other product candidate, FT-7051. The FT-4202 compound is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, the European Patent Office, Japan, and South. Korea and by patent applications pending in numerous jurisdictions including the U.S., Canada and China. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S. and Japan, and by patent applications pending in numerous jurisdictions including the U.S., Japan, and the European Patent Office.

We also own patents and patent applications related to our isocitrate dehydrogenase 1 gene (IDH1) program (FT-2102, or also referred to as “Olutasidenib”), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The FT-2102 compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The FT-2102 drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an additional granted U.S. patent and by pending patent applications for the uses of FT-2102 in methods of treatment currently in clinical development. The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and by pending U.S., European Patent Office, and PCT international patent applications. The FT-4101 program compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S. and European Patent Office. In addition, we own certain FT-4101 pharmaceutical compositions that are covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by a granted U.S. patent and potential future national phase national phase filings from a pending PCT international patent application.

In addition, we own patents and patent applications expected to expire between 2034 and 2040 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1 (USP1), IDH1, CBP/p300 and others.

As of March 15, 2021, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

▪

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

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

As of March 15, 2021, we had 103 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, we had state NOLs of approximately $169.3 million, and we had federal and state research and development tax credit carryforwards of approximately $33.4 million and $4.7 million, respectively. Our ability to utilize these NOLs and tax credit carryforwards may be limited by an “ownership change” as described above as a result of our Series D redeemable convertible preferred stock financing transaction completed in December 2019, which could result in increased tax liability to us. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. As a result of the CARES Act, we anticipate our Federal NOLs will be fully utilized as a result of refund claims. We have filed refund claims related to our 2018 and 2019 tax years and anticipate filing a refund claim related to our 2020 tax year to carryback NOLs to our 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $29.7 million.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of December 31, 2020, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.3% of the voting power of our outstanding common stock as of December 31, 2020. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks generated in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Additionally, on March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, the CARES Act, which, among other things, suspends the 80% limitation on the deduction for NOLs arising in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Watertown, Massachusetts, where we lease and occupy approximately 93,526 square feet of office space and land. The current term of our Watertown lease expires January 31, 2024, with an option to extend the term five additional years with 14 months’ notice with rent set at an agreed upon market rate.

We lease approximately 27,312 square feet of office and laboratory space located in Branford, Connecticut. The current term of our Branford lease expires December 31, 2023, with an option to extend the term five additional years with 12 months’ notice with rent set at an agreed upon market rate. In connection with the divestiture of certain of our hit discovery capabilities, we assigned the Branford lease to Valo Health and remain jointly and severally liable for future lease payments under the lease.

In addition, we have entered a lease for 54,109 square feet of office and laboratory space located in Watertown, Massachusetts. The initial term of this lease is expected to commence in August 2021 and expire August 2031, with a one-time option right to extend the term five additional years with 12 months’ notice with rent set at an agreed upon market rate.

We believe that our existing facilities are sufficient to meet our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “FMTX” on The Nasdaq Global Market and has been publicly traded since June 19, 2020. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 15, 2021, there were approximately 153 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

In March 2019, pursuant to the terms of the Forma Therapeutics Holdings, LLC Fifth Amended and Restated Limited Liability Company Agreement, as amended, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital.

In addition, as a result of the $44.0 million distribution, we were obligated to pay a one-time tax distribution of $1.4 million to certain holders of Common 1 and Enterprise.1 Incentive Shares as required by the terms of the Fifth Amended and Restated Limited Liability Company Agreement, as amended. We paid the tax distribution to the respective holders in September 2019.

We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

During the period between January 1, 2020 and June 17, 2020, we issued to employees and directors, options to purchase an aggregate of 2,302,568 shares of our common stock at a weighted-average exercise price of $5.44 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On June 23, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of small molecule product candidates focused on indications with significant unmet patient need. Our pipeline consists of six product candidates, two of which we are pursuing as product candidates for development, FT-4202 for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. In addition to our product candidates, we are simultaneously pursuing partnerships for our product candidates, which include olutasidenib, a selective inhibitor for cancers with isocitrate dehydrogenase 1 gene mutations, or IDH1m, and FT-8225, which is a liver-targeted fatty acid synthase, or FASN, inhibitor. Additionally, we have licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, or Celgene, based on molecules that we discovered.

Since our founding in 2007, we have devoted substantially all of our resources to the research and development of our drug discovery technology, developing our pipeline, building our intellectual property portfolio and raising capital. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors, the completion of our initial public offering in June 2020, or our IPO, and a follow-on public offering in December 2020.

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

On December 15, 2020, we completed a follow-on public offering in which we issued and sold 6,095,000 shares of our common stock at a public offering price of $45.25 per share, including 795,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $275.8 million. We raised approximately $258.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the us.

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net loss was $70.4 million and $34.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, our (accumulated deficit) retained earnings was ($57.4 million) and $16.7 million, respectively. In March 2019, we declared, and in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for FT-4202 for the treatment of SCD;
▪	continue our registration-enabling, global pivotal Phase II/III clinical trial of FT-4202 in SCD;
▪	prepare for and initiate our planned clinical trial of FT-4202 in patients with thalassemia;
▪	continue enrollment in our Phase I study for FT-7051 for the treatment of mCRPC;
▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our product candidates that successfully complete clinical development;
▪

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

▪	maintain, expand, enforce, defend and protect our intellectual property portfolio;
▪	hire additional staff, including clinical, scientific and management personnel;
▪	continue to take temporary precautionary measures to help minimize the risk of the coronavirus disease, or COVID-19 to our employees and patients who enroll in our studies;

▪	secure facilities to support continued growth in our research, development and commercialization efforts; and
▪	incur costs associated with our continued operations as a public company.

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

As of December 31, 2020, we had $645.6 million of cash, cash equivalents and marketable securities and have determined this will be sufficient to fund our operations for at least one year from the date of this Annual Report on Form 10-K. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors, and the completion of the IPO and follow-on public offering. We have experienced significant negative cash flows from operations during the twelve months ended December 31, 2020 and 2019. We do not expect to experience any significant positive cash flows from our existing license and collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, or the COVID-19 pandemic, which continues to spread throughout the U.S. and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. To date, many clinical trials have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the

COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The COVID-19 pandemic has impacted patients’ visits to study sites for both our FT-4202 and olutasidenib programs. We continue to work closely with our CROs and the study sites to ensure patient safety and help facilitate study conduct. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. During the year ended December 31, 2019, revenue primarily related to the delivery of research and development services and license rights under our collaboration agreements with Celgene which was recognized over the period in which the related research services were performed and certain milestones achieved under agreements with other collaborators. Our collaboration arrangements with Celgene were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. We expect revenue for the next several years will be derived primarily from milestone payments under our existing license agreements with Celgene and Boehringer Ingelheim, if Celgene or Boehringer Ingelheim achieve certain specified research, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the fiscal year ending December 31, 2020.

Operating Expenses

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates, including the conduct of preclinical and clinical studies and product development, which are expensed as they are incurred. These expenses consist primarily of:

▪	compensation, benefits, including equity-based compensation, and other employee related expenses;
▪	research and development related facility and depreciation costs;
▪	supplies to support our internal research and development efforts; and
▪	third-party contract costs relating to research, process and formulation development, preclinical and clinical studies and regulatory operations.

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

	DECEMBER 31,
	2020	2019
FT-4202	$31,375	$10,560
FT-7051	4,295	4,446
Olutasidenib	21,355	36,954
FT-4101	142	3,985
FT-8225	1,333	5,034
External predevelopment and unallocated expenses	5,756	13,054
Internal research and development expenses	29,111	37,282
	$93,367	$111,315

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with FT-4202 and FT-7051 programs to increase as the programs progress through clinical development. We expect costs associated with olutasidenib to decrease over time, as the ongoing clinical trials for olutasidenib in AML and solid tumors progress towards completion. We do not anticipate significant future costs for FT-4101 or for FT-8225. We do not expect costs associated with these programs to increase meaningfully after these activities are completed unless and until a partnership or collaboration arrangement is established.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research, pharmaceutical sciences and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize FT-4202 and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
▪	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
▪	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
▪	obtaining and maintaining third-party coverage and adequate reimbursement, if FT-4202 or FT-7051 is approved;
▪	acceptance of our lead product candidates, if and when approved, by patients, the medical community and third-party payors;
▪	effectively competing with other therapies, if FT-4202 or FT-7051 is approved;
▪	our ability to obtain and maintain patent, trade secret and other intellectual property protection for FT-4202 and FT-7051 and regulatory exclusivity for FT-4202 and FT-7051 if and when approved;
▪	our receipt of marketing approvals for FT-4202 and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our lead products following approval.

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

Our general and administrative expenses may increase in the future as our organization and headcount needed to support our research and development activities grows and the potential commercialization of our product candidates, if approved. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.
Restructuring Charges

Restructuring charges consist of termination costs, including employee severance, health benefits, and outplacement services, incurred as a result of our January 2019 organization realignment. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our restructuring charges.

Interest Income

Interest income consists of interest generated from our cash, cash equivalents and marketable securities, amortization and accretion of purchase premiums and discounts associated with our investments, and the accretion of the carrying value of the installment receivable from the divestiture of our hit discovery capabilities, or Hit Discovery, to Valo Health, Inc., or Valo Health, to its fair value.

Gain on Hit Discovery Divestiture

Gain on Hit Discovery divestiture consists of the gain recognized on the divestiture of our Hit Discovery capabilities and represents the fair value of the consideration received in excess of net assets sold.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gains and losses recognized from recording our warrants at fair value.

Income Taxes

Prior to the Reorganization, we were treated as a “pass-through” entity for federal income tax purposes and thus did not pay federal income taxes. However, our subsidiaries were corporations for income tax purposes and recorded income taxes using the asset and liability method. Income, gains and losses distributed from our subsidiaries were allocated to the holders of our preferred shares and Common 1 shares. Subsequent to the Reorganization, we are a corporation for federal income tax purposes and subject to income taxes.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses, or NOLs, originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. This change resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 and some refunds are expected to be received over the next twelve months. We have filed refund claims related to our 2018 and 2019 tax years and anticipate filing a refund claim related to our 2020 tax year to carryback NOLs to 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in total expected refunds of $29.7 million.

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$
Collaboration revenue	$—	$100,557	$(100,557)
Operating expenses:
Research and development	93,367	111,315	(17,948)
General and administrative	30,782	24,402	6,380
Restructuring charges	63	5,290	(5,227)
Total operating expenses	124,212	141,007	(16,795)
Loss from operations	(124,212)	(40,450)	(83,762)
Other income:
Gain on Hit Discovery divestiture	23,312	—	23,312
Interest income	3,428	2,850	578
Other (expense) income, net	(2,661)	959	(3,620)
Total other income, net	24,079	3,809	20,270
Loss before taxes	(100,133)	(36,641)	(63,492)
Income tax benefit	(29,719)	(1,848)	(27,871)
Net loss	$(70,414)	$(34,793)	$(35,621)

Collaboration Revenue

We recognized $100.6 million of collaboration revenue for the year ended December 31, 2019. There was no collaboration revenue for the year ended December 31, 2020. The decrease was primarily due to the termination of our collaboration agreements with Celgene in 2018 and completion of the performance obligations under our license agreements with Celgene in 2019.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	($)
FT-4202	$31,375	$10,560	$20,815
FT-7051	4,295	4,446	(151)
Olutasidenib	21,355	36,954	(15,599)
FT-4101	142	3,985	(3,843)
FT-8225	1,333	5,034	(3,701)
External predevelopment and unallocated expenses	5,756	13,054	(7,298)
Internal research and development expenses	29,111	37,282	(8,171)
Total research and development expense	$93,367	$111,315	$(17,948)

Research and development expense decreased by $17.9 million from $111.3 million for the year ended December 31, 2019 to $93.4 million for the year ended December 31, 2020.

The decrease in research and development expense was primarily attributable to a $8.2 million decrease in spending on internal research and development expenses primarily due to restructuring in January 2019 reprioritization of research and development, and the March 2020 divestiture of Hit Discovery to Valo Health, and a $7.3 million decrease in spending on external predevelopment candidate expenses and unallocated expenses due to reprioritization of research and development, the reduction of research activities following the termination of the Celgene collaboration, and divestiture of Hit Discovery to Valo Health. A decrease of $15.6 million related to olutasidenib due to the conduct of our registration Phase II study in acute myeloid leukemia, our exploratory Phase I study in solid tumors and clinical product manufacturing, a $3.8 million decrease in research and development expense related to FT-4101 due to the completion of our Phase I/II study and a $3.7 million decrease in research and development expenses related to FT-8225 due to the timing of clinical product manufacturing and toxicology. These decreases were partially offset by a $20.8 million increase in research and development expenses related to FT-4202 due to the investment of our Phase I trial, initiation of our Phase II/III trial, and clinical product manufacturing.

General and Administrative Expense

General and administrative expense increased by approximately $6.4 million from $24.4 million for the year ended December 31, 2019 to $30.8 million for the year ended December 31, 2020.

The increase in general and administrative expense was primarily attributable to a $3.2 million increase in equity-based compensation expense; $1.2 million increase in insurance related expenses; $1.2 million increase in professional fees driven primarily by increases in consulting, communications, audit and tax costs; $0.5 million increase in personnel-related costs due to executive and staff hiring, recruiting and relocation costs; and an increase in facilities and IT related expenses of $0.2 million.

Restructuring Charges

In the years ended December 31, 2020 and 2019, we incurred restructuring charges of approximately $0.1 million and $5.3 million, respectively, due to termination costs, including employee severance, health benefits, and outplacement services associated with our January 2019 organization realignment.

Interest Income

Interest income increased by approximately $0.6 million from $2.9 million for the year ended December 31, 2019 compared to $3.4 million for the year ended December 31, 2020. The increase is attributable to the interest on the future cash payments from Valo Health and offset by the amortization and accretion of purchase premiums and discounts associated with our investments and decrease in the market interest rates.

Gain on Hit Discovery divestiture

For the year ended December 31, 2020, we recognized a gain of $23.3 million related to the divestiture of our Hit Discovery capabilities. See Note 19 to our consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K for additional information on the gain on Hit Discovery divestiture.

Other (Expense) Income, Net

Other (expense) income, net decreased by $3.6 million from $1.0 million for the year ended December 31, 2019 compared to ($2.7) million for the year ended December 31, 2020. The decrease was primarily due to a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million for the year ended December 31, 2020 and a loss on the sale of fixed assets of $0.1 million. In July 2020, the common stock warrants were exercised under cashless (net) provisions. For the year ended December 31, 2019, we recorded a gain on the remeasurement of our outstanding warrants to purchase preferred securities of $1.0 million.

Income Taxes

For the year ended December 31, 2020, we recorded an income tax benefit of $29.7 million, which is primarily related to refunds arising from the CARES Act. For the year ended December 31, 2019, we recorded an income tax benefit of $1.8 million, which was attributable to the settlement of an IRS audit causing the release of our uncertain tax positions.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of our IPO and follow-on public offering. From inception through December 31, 2020, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $645.6 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with Celgene and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the year ended December 31, 2020, we experienced a loss from operations and negative cash flows from operations. We anticipate to incur operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(95,418)	$(34,490)
Investing activities	(345,821)	69,417
Financing activities	552,602	54,805
Net increase in cash, cash equivalents and restricted cash	$111,363	$89,732

Operating Activities

We derive cash flows from operating activities primarily from cash collected from license and collaboration agreements and strategic transactions. Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash used in operating activities increased by approximately $60.9 million to $95.4 million for the year ended December 31, 2020 from $34.5 million for the year ended December 31, 2019. The increase was primarily attributable to the increase in the net loss incurred in the year ended December 31, 2020.

Investing Activities

Net cash (used in) provided by investing activities changed by approximately ($415.2) million to ($345.8) million for the year ended December 31, 2020 from $69.4 million provided by for the year ended December 31, 2019. The change was primarily attributable to a $373.0 million increase in purchases of held-to-maturity marketable securities, $60.4 million decrease in the proceeds from maturity of marketable securities, partially off-set $17.8 million of net proceeds from the Hit Discovery divestiture.

Financing Activities

For the year ended December 31, 2020, our net cash provided by financing activities was $552.6 million primarily attributable to $551.9 million of proceeds from the sale of our common stock and $0.5 million of unpaid issuance costs. For the year ended December 31, 2019 our net cash provided by financing activities was $54.8 million primarily attributable to $100.0 million of proceeds from the issuance and sale of Series D redeemable convertible preferred stock, partially offset by $45.4 million of distributions paid to equity holders.

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

As of December 31, 2020, our cash, cash equivalents and marketable securities of $645.6 million will be sufficient to finance our operating expenses and capital expenditure requirements through the through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease commitments	$9,537	$3,045	$6,295	$197	$—
Total	$9,537	$3,045	$6,295	$197	$—

In the year ended December 31, 2020, we leased building space at 500 Arsenal Street in Watertown, Massachusetts and 35 Northeast Industrial Road in Branford, Connecticut. Our Watertown, Massachusetts lease will expire in January 2024 with an option to extend the term for a period of 5 years at market-based rent. In March 2020, in connection with the divestiture of our Hit Discovery capabilities, the Branford, Connecticut lease was assigned to and assumed by the acquirer, Valo Health. As of December 31, 2020, Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.8 million, $0.8 million and $0.8 million for the twelve months ended December 31, 2021, 2022 and 2023, respectively. We remain jointly and severally liable for the lease payments under the lease. In the event Valo Health does not make payments under the lease, we may pursue available remedies under the Asset Purchase Agreement executed in connection with the divestiture. The table above does not reflect the reduction in future cash payments as a result of the assignment and assumption by Valo Health.

On September 14, 2020, we entered into a new lease with our existing landlord for approximately 54,109 square feet of office and laboratory space located at 300 North Beacon Street, Watertown, Massachusetts for an initial ten-year term. The existing lease located at 500 Arsenal Street, Watertown, Massachusetts was amended to expire 30 days following the commencement date of the new lease. In addition, upon the commencement date of the new lease, we will no longer be obligated to make future rent payments under our existing lease. We will be obligated to make rent payments upon the lease commencement date of the new lease which is currently anticipated to be in August 2021. Upon lease commencement, we will be obligated to make monthly rent payments of approximately $0.3 million per month in the first contract year, subject to a 3.0% increase in each subsequent year. The lease provides an extension option for one additional five-year term at then-market rates. In addition to base rent, the lease requires us to pay additional amounts for our ratable portion of taxes, maintenance and other operating expenses. In connection with execution of the lease, we provided a $2.0 million security deposit in the form of a letter of credit and a prepayment equal to the first month’s base rent, which are included in other assets and prepaid expenses and other current assets, respectively, on the consolidated balance sheet as of December 31, 2020. Such amounts are refundable if the landlord does not deliver the premises under the new lease within a certain period of time. If the new lease does not commence, we remain obligated to the existing lease. The table above does not reflect the future cash payments due under the new lease.

We have agreements with certain vendors for various services, including services related to preclinical and clinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and as such cannot be reasonably estimated and therefore is not included in the table above.

In addition, we enter into standard indemnification agreements and agreements containing indemnification provisions in the ordinary course of business. Pursuant to these agreements, we indemnify and agree to reimburse the indemnified party for losses and other costs incurred by the indemnified party, generally our customers. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements cannot be reasonably estimated and therefore is not included in the table above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Revenue Recognition

We enter into collaboration agreements within the scope of ASC 606, Revenue from Contracts with Customers, or, Topic 606. Under our collaboration agreements, we provided research and development services, license rights and options for additional goods and services to customers. The agreements included a combination of upfront, non-refundable fees, reimbursement of research and development costs, milestone payments based on specified clinical, regulatory and commercial milestones, and royalties on net sales of licensed products.

Topic 606 requires entities to recognize revenue when (or as) the control of the promised goods or services transfer to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those promised goods or services. In order to meet this objective, we apply the five-step model prescribed by Topic 606 as follows: (i) identify the contract with the customer; (ii) identify the performance obligation(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s); and (v) recognize revenue when (or as) the performance obligation(s) is satisfied. We apply the five-step model to contracts with customers when it is deemed probable that the consideration to which we will be entitled in exchange for the goods or services transferred will be collected.

When optional goods or services are offered, we assess the options to determine whether the options grant the customer a material right. This determination includes whether the option is priced at an amount that the customer would not have received without entering into the contract. If we conclude the option conveys a material right, it is accounted for as a separate performance obligation. In identifying performance obligations in a contract, we identify those promises that are distinct. Promised goods or services are considered distinct when the customer can benefit from the goods or services on their own, or together with readily available resources, and the goods or services are separately identifiable from other promises in the contract. If a promise is not distinct, it is combined with other promises in the contract until the combined group of promises is capable of being distinct.

At contract inception, we determine transaction price based on the amount of consideration we expect to receive in exchange for the promised goods and services transferred. Consideration may be fixed or variable, or both. When a contract includes variable consideration, we apply either the expected amount method or the most likely amount method to estimate the consideration to be received. We then assess whether it is probable that a significant reversal of revenue will not occur if the variable consideration is included in the measure of transaction price. If the probability threshold is not met, we constrain the variable consideration to the extent it is not probable that a significant reversal of revenue will not occur. For contracts that include sales-based royalties for licensed compounds, we recognize revenue at the date when the related sales occur. Finally, we determine whether the contract contains a significant financing component by analyzing the promised consideration relative to the standalone selling price of the promised goods and services and the timing of payment relative to the transfer of the promised goods and services. At each reporting date, we reassess the transaction price and probability of achievement of the performance obligations and the associated constraints on transaction price. If necessary, we adjust the transaction price, recording a cumulative catch-up based on progress for the amount that was previously constrained.

Transaction price is allocated based on relative standalone selling price of the performance obligations in the contract. When variable consideration relates to one or more, but not all, performance obligations in the contract, and allocating the variable considerations to the related performance obligations results in an amount we would expect to receive for those performance obligations, the variable consideration is allocated to those performance obligations to which it relates. Determining the standalone selling price of the performance obligations requires management judgment as the performance obligations may not be sold on a standalone basis. To estimate standalone selling price, we consider comparable transactions, both internal and in the marketplace, elements of the negotiations of the contract, estimated costs to complete the respective performance obligations and reasonable profit margins we, and others in the marketplace, would expect to receive for the various elements of the contract.

Revenue is recognized when (or as) control of a performance obligation is transferred to the customer. When combined performance obligations contain a promised license and related services or other promises, management judgment is required to determine the appropriate timing of revenue recognition. In doing so, we must identify the predominant promise or promises in the contract to determine whether revenue is recognized at a point in time or over time. If over time, we must determine the appropriate measure of progress. If a license is deemed to be the predominant promise in a performance obligation, we must determine the nature of the license, whether functional or symbolic intellectual property, to conclude whether point-in-time or over-time revenue recognition is most appropriate. The determination of functional or symbolic intellectual property requires an assessment of whether the customer is able to exploit and benefit from the license in its current condition, or if the utility of the license is dependent on or influenced by our ongoing activities or being associated with us.

At each reporting date, we calculate the measure of progress for the performance obligations transferred over time. The calculation generally uses an input measure based on costs incurred to-date relative to estimated total costs to complete the transfer of the performance obligation. The measurement of progress is then used to calculate the total revenue earned, including any cumulative catch-up adjustment.

Payments in our contracts are generally based on stated billing intervals in the contracts. Payments are generally due within 30 days of invoicing, with stated interest rates on overdue balances. Amounts are recorded in accounts receivable when the right to consideration is unconditional. Payments received in advance of transfer of the associated performance obligations are reflected in deferred revenue until we transfer control of the performance obligations to the customer.

Research and Development Expenses and Related Accruals

Research and development costs are charged to operations in the period incurred and include internal and external costs incurred in performing research and development activities in connection with the discovery and development of product candidates. Such expenses primarily consist of personnel costs, including compensation, benefits and other related expenses, equity-based compensation, clinical supplies, research and development facilities and related expenses, and third-party contract costs relating to research, process and formulation development, preclinical and clinical studies and regulatory operations.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments.  In circumstances where amounts have been paid in excess of costs incurred, we record a prepaid expense. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time.

Equity-Based Compensation

Prior to the IPO, the estimated fair value of our common securities underlying stock-based awards had been determined by our board of directors as of the date of each award grant, with input from management, considering our most recently available third-party valuations of common securities. Such valuations included a number of judgements and assumptions which significantly affected the outcome of the estimated fair value of our common securities, including a discount for lack of an active public market, our results of operations, financial position and status of our research and development efforts, material business risks and strategies, likelihood of a liquidity event such as an IPO or sale of the company, and current conditions in the public markets, among others. Subsequent to the IPO, the fair value of our common stock underlying the stock-based awards, which include stock options and restricted stock units, is based on the quoted market price of our common stock on the grant date. We estimate the fair value of our stock options utilizing the Black-Scholes option pricing model, which is affected by our stock price and a number of certain estimates by management, including expected stock price volatility, expected term of the award, the risk-free rate and expected dividends.

Expected Term—We use the “simplified method” for estimating the expected term, whereby the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term of the stock options (generally 10 years).

Expected Volatility—Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. We select companies with comparable characteristics to us with historical share price information that approximates the expected term of the stock options. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our stock price becomes available.

Risk-Free Rate—The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected Dividend—We do not expect to issue dividends on common stock over the life of the stock options. As a result, we have estimated the dividend yield to be zero.

For awards with service-based vesting conditions, we recognize equity-based compensation expense on a straight-line basis over the vesting period. For awards subject to performance conditions, we recognize equity-based compensation expense using an accelerated recognition method over the remaining service period when we determine the achievement of the performance condition is probable. We account for forfeitures as they occur.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different.

JOBS Act and Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. As an emerging growth company, or EGC, under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to avail ourselves of this exemption and, therefore, while we are an EGC, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs. We have also elected to take advantage of certain of the reduced disclosure obligations within this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and investments are primarily invested in U.S. Treasury obligations, U.S. Government securities, commercial paper, corporate debt securities, repurchase agreements and money market funds. However, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 and 2019.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations and Comprehensive Loss
•	Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ (Deficit) Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
(2)

Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)

Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Forma Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forma Therapeutics Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 30, 2021

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$282,689	$173,180
Short-term marketable securities	350,365	—
Accounts receivable	—	227
Income tax receivable	15,273	592
Prepaid expenses and other current assets	6,120	3,314
Total current assets	654,447	177,313
Property and equipment, net	1,520	5,102
Long-term marketable securities	12,534	—
Other assets	12,470	620
Total assets	$680,971	$183,035
Liabilities, Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,295	$3,521
Accrued expenses and other current liabilities	27,104	20,108
Income taxes payable	301	—
Deferred revenue	—	1,239
Total current liabilities	31,700	24,868
Warrant liability	—	364
Deferred rent, noncurrent	1,027	1,426
Total liabilities	32,727	26,658
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2020; 2,304,815 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $4,801 at December 31, 2019)	—	4,656
Series B-1 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2020; 14,921,676 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $18,942 at December 31, 2019)	—	20,907
Series B-2 convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2020; 8,790,249 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $10,626 at December 31, 2019)	—	12,272
Series D redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2020; 53,593,440 shares authorized, issued and outstanding at December 31, 2019 (liquidation preference of $100,296 at December 31, 2019)	—	100,296
Stockholders’ equity:
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2020; 6,452,619 shares authorized, issued and outstanding at December 31, 2019	—	385
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no issued or outstanding at December 31, 2020; no shares authorized, issued or outstanding at December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 47,300,231 issued, and 47,248,685 outstanding at December 31, 2020; 138,000,000 shares authorized, 2,250,696 shares issued and outstanding at December 31, 2019	47	2
Enterprise junior stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2020; 12,520,978 shares authorized, 2,926,851 issued, and 2,597,091 shares outstanding at December 31, 2019	—	3
Additional paid-in capital	705,607	1,116
(Accumulated deficit) retained earnings	(57,410)	16,740
Total stockholders’ equity	648,244	18,246
Total liabilities, redeemable convertible and convertible preferred stock and stockholders’ equity	$680,971	$183,035

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2020	2019
Collaboration revenue	$—	$100,557
Operating expenses:
Research and development	93,367	111,315
General and administrative	30,782	24,402
Restructuring charges	63	5,290
Total operating expenses	124,212	141,007
Loss from operations	(124,212)	(40,450)
Other income:
Gain on Hit Discovery divestiture	23,312	—
Interest income	3,428	2,850
Other (expense) income, net	(2,661)	959
Total other income, net	24,079	3,809
Loss before taxes	(100,133)	(36,641)
Income tax benefit	(29,719)	(1,848)
Net loss and comprehensive loss	$(70,414)	$(34,793)
Preferred return on Series A convertible preferred shares		(228)
Accretion of preferred return on Series B redeemable convertible preferred shares	—	(2,180)
Tax distribution to holders of Enterprise.1 Incentive Shares	—	(60)
Loss on extinguishment of Series A, Series B-1 and Series B-2 convertible preferred stock	—	(3,584)
Accretion of cumulative dividends and issuance costs on Series D redeemable convertible preferred stock	(3,736)	(555)
Distribution to holders of Series A convertible preferred shares, Series B and Series C1 redeemable convertible preferred shares in excess of accrued preferred return	—	(11,347)
Net loss allocable to shares of common stock, basic	$(74,150)	$(52,747)
Change in fair value attributable to warrants to purchase Series B-3 convertible preferred stock	—	(962)
Net loss allocable to shares of common stock, diluted	$(74,150)	$(53,709)
Net loss per share of common stock:
Basic	$(3.22)	$(20.70)
Diluted	$(3.22)	$(21.08)
Weighted-average shares of common stock outstanding, basic and diluted	23,056,975	2,547,927

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

	SERIES B REDEEMABLE CONVERTIBLE PREFERRED SHARES		SERIES C1 REDEEMABLE CONVERTIBLE PREFERRED SHARES		SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B-1 CONVERTIBLE PREFERRED STOCK		SERIES B-2 CONVERTIBLE PREFERRED STOCK		SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES A CONVERTIBLE PREFERRED SHARES
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2018	23,711,925	$56,453	6,357,260	$10,000	—	$—	—	$—	—	$—	—	$—	2,304,815	$5,550
Cumulative effect adjustment for adoption of Topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	—	95,359	535	—	—	—	—	—	—	—	—	—	—
Distribution to holders of redeemable convertible and convertible preferred shares, Common 1 shares and Enterprise. 1 Incentive Shares	—	(29,065)	—	(10,150)	—	—	—	—	—	—	—	—	—	(867)
Accretion of preferred return on Series B redeemable convertible preferred shares	—	2,180	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation prior to Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effect of Reorganization and reclassification of Series C1 redeemable convertible preferred shares	(23,711,925)	(29,568)	(6,452,619)	(385)	—	—	14,921,676	18,942	8,790,249	10,626	—	—	(2,304,815)	(4,683)
Loss on extinguishment of Series A, Series B-1 and Series B-2 convertible preferred stock	—	—	—	—	—	—	—	1,965	—	1,646	—	—	—	—
Issuance of Series D redeemable convertible preferred stock,net of issuance costs of $259	—	—	—	—	—	—	—	—	—	—	53,593,440	99,741	—	—
Reclassification of Series A convertible preferred stock to temporary equity	—	—	—	—	2,304,815	4,656	—	—	—	—	—	—	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of cumulative dividends and issuance costs on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	555	—	—
Equity-based compensation subsequent to Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—		—	—	—	—
Balance at December 31, 2019	—	$—	—	$—	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296	—	$—
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	$3,736	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible and convertible preferred stock into common stock	—	—	—	—	(2,304,815)	(4,656)	(14,921,676)	(20,907)	(8,790,249)	(12,272)	(53,593,440)	(104,032)	—	—
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,956	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from follow-on public offering, net of issuance costs of $17,166	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		COMMON 1		COMMON STOCK		ENTERPRISE JUNIOR STOCK		ADDITIONAL PAID-IN	(ACCUMULATED DEFICIT) RETAINED	TOTAL STOCKHOLDERS’ (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
Balance at December 31, 2018	—	$—	—	$—	1,953,442	$229	—	$—	—	$—	$—	$(54,648)	$(48,869)
Cumulative effect adjustment for adoption of Topic 606	—	—	—	—	—	—	—	—	—	—	—	116,157	116,157
Exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to holders of redeemable convertible and convertible preferred shares, Common 1 shares and Enterprise. 1 Incentive Shares	—	—	—	—	—	—	—	—	—	—	—	(5,275)	(6,142)
Accretion of preferred return on Series B redeemable convertible preferred shares	—	—	—	—	—	—	—	—	—	—	—	(2,180)	(2,180)
Equity-based compensation prior to Reorganization	—	—	—	—	—	—	—	—	—	—	—	1,629	1,629
Effect of Reorganization and reclassification of Series C1 redeemable convertible preferred shares	2,304,815	4,683	6,452,619	385	(1,953,442)	(229)	1,953,455	2	2,510,249	3	235	(11)	385
Loss on extinguishment of Series A, Series B-1 and Series B-2 convertible preferred stock	—	(27)	—	—	—	—	—	—	—	—	—	(3,584)	(3,611)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $259	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series A convertible preferred stock to temporary equity	(2,304,815)	(4,656)	—	—	—	—	—	—	—	—	—	—	(4,656)
Exercise of warrant to purchase common stock	—	—	—	—	—	—	297,241	—	—	—	12	—	12
Accretion of cumulative dividends and issuance costs on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(555)	(555)
Equity-based compensation subsequent to Reorganization	—	—	—	—	—	—	—	—	86,842	—	869	—	869
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(34,793)	(34,793)
Balance at December 31, 2019	—	$—	6,452,619	$385	—	$—	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(3,736)	(3,736)
Exercise of warrant to purchase common stock	—	—	—	—	—	—	297,241	—	—	—	12	—	12
Exercise of options to purchase common stock	—	—	—	—	—	—	71,386	—	—	—	378	—	378
Equity-based compensation	—	—	—	—	—	—	—	—	63,779	—	6,959	—	6,959
Conversion of redeemable convertible and convertible preferred stock into common stock	—	—	(6,452,619)	(385)	—	—	20,349,223	21	—	—	142,231	—	141,867
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	2,124,845	2	(2,660,870)	(3)	1	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,956	—	—	—	—	—	—	15,964,704	16	—	—	293,322	—	293,338
Vesting of restricted stock	—	—	—	—	—	—	33,397	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	62,193	—	—	—	2,961	—	2,961
Issuance of common stock from follow-on public offering, net of issuance costs of $17,166	—	—	—	—	—	—	6,095,000	6	—	—	258,627	—	258,633
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(70,414)	(70,414)
Balance at December 31, 2020	—	$—	—	$—	—	$—	47,248,685	$47	—	$—	$705,607	$(57,410)	$648,244

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019
Cash flows from operating activities
Net loss	$(70,414)	$(34,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,276	2,668
Equity-based compensation	6,959	2,498
Change in fair value of warrant liability	2,597	(962)
Amortization and accretion of marketable securities	559	(1,095)
Gain on Hit Discovery divestiture	(23,312)	—
Interest income on cash payments from Valo Health	(2,406)	—
Loss on sale of property and equipment	59	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	227	82,356
Decrease (increase) in income taxes receivable	(14,681)	14,464
Decrease (increase) in prepaid expenses and other current assets	(3,872)	2,127
Decrease in other assets	—	1
Increase (decrease) in accounts payable	933	(2,778)
Increase (decrease) in accrued expenses and other current liabilities	6,755	(865)
Increase (decrease) in income taxes payable	301	(3,722)
(Decrease) in deferred rent, noncurrent	(399)	(331)
(Decrease) in deferred revenue, current and noncurrent	—	(94,058)
Net cash used in operating activities	(95,418)	(34,490)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(479,633)	(106,583)
Proceeds from maturity of marketable securities	116,175	176,529
Proceeds from sale of property and equipment	46	—
Purchases of property and equipment	(249)	(529)
Net proceeds from Hit Discovery divestiture	17,840	—
Net cash (used in) provided by investing activities	(345,821)	69,417
Cash flows from financing activities
Distribution to holders of redeemable convertible and convertible preferred shares, Common 1 shares and Enterprise.1 Incentive Shares	—	(45,357)
Proceeds from issuance of Series D redeemable convertible preferred stock	—	100,000
Proceeds from exercise of warrant to purchase Series C1 redeemable convertible preferred shares	—	150
Proceeds from initial public offering of common stock, net of issuance costs	293,338	—
Proceeds from follow-on public offering of common stock, net of issuance costs	259,133	—
Proceeds from exercise of warrants to purchase common stock	12	12
Proceeds from exercise of options to purchase common stock	378	—
Payment of issuance costs on Series D redeemable convertible preferred stock	(259)	—
Net cash provided by financing activities	552,602	54,805
Net increase in cash, cash equivalents and restricted cash	111,363	89,732
Cash, cash equivalents and restricted cash, beginning of the year	173,796	84,064
Cash, cash equivalents and restricted cash, end of the year	$285,159	$173,796
Supplemental cash flow information:
Cash paid for income taxes	$187	$3,788
Supplemental disclosure of non-cash activities:
Accretion of preferred return, cumulative dividends and issuance costs on preferred securities	$3,736	$2,735
Follow-on public offering costs included in accrued expenses	$500	$—
Net exercise of warrants to purchase common stock	$2,961	$—
Equity Consideration received in the Hit Discovery divestiture (Note 19)	$10,000	$—
Conversion of enterprise junior stock into common stock	$3	$—
Conversion of redeemable convertible and convertible preferred stock into common stock	$142,252
Deferred issuance costs on Series D redeemable convertible preferred stock in accounts payable and accruals	$—	$259
Loss on extinguishment of Series A, Series B-1 and Series B-2 convertible preferred stock	$—	$(3,584)
Issuance of enterprise junior stock in connection with Reorganization	$—	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

(formerly Forma Therapeutics Holdings, LLC)

Notes to Consolidated Financial Statements

Note 1—Organization and Nature of Business

On October 2, 2019, Forma Therapeutics Holdings, LLC, a Delaware limited liability company formed in December 2011, was reorganized into Forma Therapeutics Holdings, Inc. (the “Reorganization”). As part of the Reorganization, each issued and outstanding redeemable convertible and convertible preferred and Common 1 shares of Forma Therapeutics Holdings, LLC outstanding immediately prior to the Reorganization was exchanged for shares of capital stock of the same class and/or series of Forma Therapeutics Holdings, Inc. on a one-for-one basis, with the significant rights and preferences of the securities held before and after the Reorganization being substantially the same. Previously outstanding vested and unvested enterprise incentive shares were exchanged for an equal number of vested and unvested shares of enterprise junior stock, respectively. The unvested enterprise junior stock was issued with the same vesting terms as the unvested enterprise incentive shares held immediately prior to the Reorganization. Outstanding warrants were exchanged on a one-for-one basis with the same exercise price and substantially the same terms of the outstanding warrants held immediately before the Reorganization. Refer to Note 11 for further details regarding the Reorganization.

Upon consummation of the Reorganization, the historical consolidated financial statements of Forma Therapeutics Holdings, LLC became the historical consolidated financial statements of Forma Therapeutics Holdings, Inc., the entity whose shares are being offered in this offering. For purposes of these consolidated financial statements, “the Company” refers to Forma Therapeutics Holdings, LLC prior to the Reorganization and Forma Therapeutics Holdings, Inc. after the Reorganization.

On June 23, 2020, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 15,964,704 shares of its common stock at a public offering price of $20.00 per share, including 2,082,352 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $319.3 million. The Company raised approximately $293.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the outstanding shares of Series A convertible preferred stock (“Series A Preferred Stock”), Series B-1 convertible preferred stock (“Series B-1 Preferred Stock”), Series B-2 convertible preferred stock (“Series B-2 Preferred Stock”), Series C convertible preferred stock (“Series C Preferred Stock”), and Series D redeemable convertible preferred stock (“Series D Preferred Stock”) automatically converted into 20,349,223 shares of common stock; all issued shares of enterprise junior stock automatically converted into 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively; and warrants to purchase an aggregate of 299,999 shares of Series B-3 convertible preferred stock (“Series B-3 Preferred Stock”, collectively with the Series A, Series B-1, Series B-2, Series C, and Series D Preferred Stock, “Preferred Stock”) with an exercise price of $1.20 per share automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. Subsequent to the closing of the IPO, there were no shares of preferred stock or enterprise junior stock outstanding. In connection with the closing of the IPO, the Company filed a second amended and restated certificate of incorporation (“Second Amended Certificate of Incorporation”) to change the authorized capital stock to 160,000,000 shares of which 147,494,175 are designated as voting common stock, 2,505,825 are designated as non-voting common stock and 10,000,000 are designated as undesignated preferred stock, all with a par value of $0.001 per share.

On December 15, 2020, the Company completed a follow-on public offering in which the Company issued and sold 6,095,000 shares of its common stock at a public offering price of $45.25 per share, including 795,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $275.8 million. The Company raised approximately $258.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Liquidity and Going Concern

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

As of December 31, 2020, the Company had $645.6 million of cash, cash equivalents and marketable securities. The Company has determined this will be sufficient to fund its operations for at least one year from the date of these consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors, and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during fiscal 2020 and 2019. The Company does not expect to experience any significant cash flows from its existing license and collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements prior to the Reorganization include the accounts of Forma Therapeutics Holdings, LLC and its wholly owned subsidiaries. The consolidated financial statements subsequent to the Reorganization include the accounts of Forma Therapeutics Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standard Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of Common 1 shares, common stock, enterprise incentive shares, enterprise junior stock, warrant liability, accrued expenses, income taxes, standalone selling price, estimated variable consideration and proportional performance in calculating revenue recognition. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Amounts in restricted cash consist of a security deposit and letters of credit to secure the Company’s office spaces. Pursuant to the Hit Discovery divestiture in March 2020, and the assignment and assumption of the Company’s Branford, CT lease to Valo Health, the security deposit restricted as of December 31, 2019 was transferred to Valo Health (see Note 19). In connection with the Company entering into a new lease in September 2020, the Company delivered a letter of credit equal to six months of the initial base rent which was included in restricted cash as of December 31, 2020.

Restricted cash is included in other assets on the consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash per the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	DECEMBER 31,
	2020	2019
Cash and cash equivalents	$282,689	$173,180
Restricted cash	2,470	616
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$285,159	$173,796

As of December 31, 2020, cash equivalents included $22.5 million of investments in commercial paper with an original term of less than 90 days stated at amortized cost.

Marketable Securities

Marketable securities generally consist of U.S. Treasury securities, debt securities of U.S. Government agencies and corporate entities and commercial paper. The objectives for holding investments are to invest the Company’s excess cash resources in investment vehicles that provide a better rate of return compared to an interest-bearing bank account with limited risk to the principal invested. Marketable securities with original maturities of greater than 90 days and remaining maturities of less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term marketable securities. All investments are classified as held-to-maturity marketable securities as the Company does not have intent to sell these securities and it is more likely than not the Company will not be required to sell such investments before recovery of their amortized cost basis. Held-to-maturity securities are stated at their amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include cash equivalents, marketable securities and accounts receivable. Substantially all of the Company’s cash deposits are maintained at large, creditworthy financial institutions.

Concentration of credit risk with respect to receivables is limited to certain customers to which the Company makes substantial sales. Customers are granted credit on an unsecured basis. To mitigate risk, the Company routinely assesses the financial strength of its customers which are primarily large pharmaceutical companies. The Company’s policy is to maintain allowances for estimated losses associated with the inability of its customers to make required payments. The Company provides an allowance for doubtful accounts based on known accounts receivable balances that are determined to be uncollectible, historical experience and other currently available evidence. The Company’s senior management reviews accounts receivables on a periodic basis to determine if any receivables may be potentially uncollectable. An amount is written off against the allowance after all attempts have failed to collect the receivable. Based on management’s review, no allowances for doubtful accounts were recorded for the year ended December 31, 2019. For the year ended December 31, 2020, the Company did not have any outstanding accounts receivables.

For the year ended December 31, 2019, one customer accounted for 96% of total revenue. As of December 31, 2019, the same customer represented 100% of the accounts receivable balance.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and any related gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Depreciation is computed using the straight-line method over the following useful lives:

ESTIMATED USEFUL LIFE
Computer and office equipment	3 years
Software	3-5 years
Lab equipment	3-5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of estimated useful life or lease term

Assets Held-for-Sale

The Company classifies assets as held-for-sale when all of the following are met: (i) management has committed to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition; (iii) an active program to locate a buyer has been initiated; (iv) it is probable that a sale will occur within one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. If all held-for-sale criteria are met, the assets are reclassified and presented separately in the consolidated balance sheets as assets held-for-sale at the lower of the carrying value or the fair value, less cost to sell, and no longer depreciated or amortized.

Classification of Preferred Shares and Preferred Stock

The Company records all preferred shares and preferred stock upon issuance at its respective fair value or original issuance price less direct and incremental issuance costs, as stipulated by its terms. The Company classifies its preferred shares and preferred stock outside of stockholders’ equity, if the redemption of such shares is at the option of the holder or any deemed redemption event is outside the Company’s control. The Company adjusts the carrying values of its preferred shares and preferred stock to its redemption value when the redemption value exceeds the carrying value and when the preferred shares and preferred stock are currently redeemable or probable of becoming redeemable. Upon the closing of the IPO, all of the outstanding shares of preferred stock were automatically converted into 20,349,223 shares of common stock. No shares of preferred stock were issued or outstanding as of December 31, 2020.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, the first two are considered observable and the last is considered unobservable:

∎	Level 1: Quoted prices in active markets for identical assets or liabilities.
∎

Level 2: Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

∎

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s warrants to purchase shares of redeemable convertible, convertible preferred securities and common shares, money market funds, and repurchase agreements are carried at fair value, determined according to the fair value hierarchy described above. The Company has no other financial assets or liabilities that are measured at fair value on a recurring basis.

Research and Development

Research and development costs are charged to operations in the period incurred and include:

∎	compensation, benefits, including equity-based compensation, and other employee related expenses;
∎	research and development related facility and depreciation costs;
∎	supplies to support the Company’s internal research and development efforts; and
∎	third-party contract costs relating to research, process and formulation development, preclinical and clinical studies, and regulatory operations.

Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are recorded as prepaid or accrued research and development expenses.

Patent Costs

Costs to secure, defend and maintain patents are expensed as incurred, and are classified as general and administrative expenses due to the uncertainty of future benefits.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying consolidated financial statements for the years ended December 31, 2020 and 2019.

Income Taxes

Prior to the Reorganization, Forma Therapeutics Holdings, LLC, a limited liability company, was treated as a “pass-through” entity for federal income tax purposes. As such, it did not pay federal income taxes. Rather, the income, gains and losses were allocated to the holders of the Company’s redeemable convertible and convertible preferred shares and Common 1 shares. Its subsidiaries were corporations for income tax purposes and recorded income taxes using the asset and liability method.

Subsequent to the Reorganization, Forma Therapeutics Holdings, Inc. and the Company’s subsidiaries are corporations for income tax purposes and record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. Accounting guidance requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion of all of the net deferred income tax assets will not be realized.

The guidance on accounting for and disclosure of uncertainty in tax positions requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

The Company has elected to include interest on income tax deficiencies and tax penalties in the income tax provision.

Warrant Liability

The Company accounts for its warrants as either equity or liabilities based on the characteristics and provisions of each instrument. When the warrant agreement includes terms and provisions in which an event could occur that requires the Company to transfer cash or other assets to the warrant holder in exchange for either (i) the outstanding warrant or (ii) the underlying share issuable upon exercise of the warrant and that event is outside of the Company’s control, the warrant is accounted for as a liability. Warrants classified as liabilities are recorded at fair value on the date of grant and are subsequently remeasured to fair value at each balance sheet date. Changes in the fair value of the warrant are recognized as a component of other income in the consolidated statements of operations and comprehensive loss. The Company estimates the fair value of these liabilities using Black-Scholes option-pricing models and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions including the fair value per share of the underlying security, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying security. During the year ended December 31, 2020, the liability-classified warrants were exercised under cashless (net) exercise provisions resulting in the issuance of 62,193 shares of common stock. No warrants were outstanding as of December 31, 2020.

Revenue Recognition

The Company enters into collaboration agreements within the scope of ASC 606, Revenue from Contracts with Customers (“Topic 606”). Under these collaboration agreements, the Company provides research and development services, license rights and options for additional goods and services to customers. The agreements typically include a combination of upfront, non-refundable fees, reimbursement of research and development costs, milestone payments based on specified clinical, regulatory and commercial milestones, and royalties on net sales of licensed products.

Topic 606 requires entities to recognize revenue when (or as) control of the promised goods or services transfer to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those promised goods or services. In order to meet this objective, the Company applies the five-step model prescribed by Topic 606 as follows: (i) identify the contract with the customer; (ii) identify the performance obligation(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s); and (v) recognize revenue when (or as) the performance obligation(s) is satisfied. The Company applies the five-step model to contracts with customers when it is deemed probable that the consideration to which it will be entitled in exchange for the goods or services transferred will be collected.

When optional goods or services are offered, the Company assesses the options to determine whether the options grant the customer a material right. This determination includes whether the option is priced at an amount that the customer would not have received without entering into the contract with the Company. If the Company concludes the option conveys a material right, it is accounted for as a separate performance obligation. In identifying performance obligations in a contract, the Company identifies those promises that are distinct. Promised goods or services are considered distinct when the customer can benefit from the goods or services on their own, or together with readily available resources, and the goods or services are separately identifiable from other promises in the contract. If a promise is not distinct, it is combined with other promises in the contract until the combined group of promises is capable of being distinct.

At contract inception, the Company determines transaction price based on the amount of consideration the Company expects to receive in exchange for the promised goods and services transferred. Consideration may be fixed or variable, or both. When a contract includes variable consideration, the Company applies either the expected amount method or the most likely amount method to estimate the consideration to be received. The Company then assesses whether it is probable that a significant reversal of revenue will not occur if the variable consideration is included in the measure of transaction price. If the probability threshold is not met, the Company constrains the variable consideration to the extent it is not probable that a significant reversal of revenue will not occur. For contracts that include sales-based royalties for licensed compounds, the Company recognizes revenue at the date when the related sales occur. Finally, the Company determines whether the contract contains a significant financing component by analyzing the promised consideration relative to the standalone selling price of the promised goods and services and the timing of payment relative to the transfer of the promised goods and services. At each reporting date, the Company reassesses the transaction price and probability of achievement of the performance obligations and the associated constraints on transaction price. If necessary, the Company adjusts its transaction price, recording a cumulative catch-up adjustment based on progress for the amount that was previously constrained.

Transaction price is allocated based on relative standalone selling price of the performance obligations in the contract. When variable consideration relates to one or more, but not all, performance obligations in the contract, and allocating the variable consideration to the related performance obligations results in an amount the Company would expect to receive for those performance obligations, the variable consideration is allocated to those performance obligations to which it relates. Determining the standalone selling price of the performance obligations requires management judgment as the performance obligations may not be sold on a standalone basis. To estimate standalone selling price, the Company considers comparable transactions, both internal and in the marketplace, elements of the negotiations of the contract, estimated costs to complete the respective performance obligations and reasonable profit margins the Company and others in the marketplace would expect to receive for the various elements of the contract.

Revenue is recognized when (or as) control of a performance obligation is transferred to the customer. When combined performance obligations contain a promised license and related services or other promises, management judgment is required to determine the appropriate timing of revenue recognition. In doing so, the Company must identify the predominant promise or promises in the contract to determine whether revenue is recognized at a point in time or over time. If over time, the Company must determine the appropriate measure of progress. If a license is deemed to be the predominant promise in a performance obligation, the Company must determine the nature of the license, whether functional or symbolic intellectual property, to conclude whether point-in-time or over-time revenue recognition is most appropriate. The determination of functional or symbolic intellectual property requires an assessment of whether the customer is able to exploit and benefit from the license in its current condition or if the utility of the license is dependent on or influenced by the ongoing activities of or being associated with the Company.

At each reporting date, the Company calculates the measure of progress for the performance obligations transferred over time. The calculation generally uses an input measure based on costs incurred to-date relative to estimated total costs to complete the transfer of the performance obligation. The measurement of progress is then used to calculate the total revenue earned, including any cumulative catch-up adjustment.

Payments in the Company’s contracts are generally based on stated billing intervals in the contracts. Payments are generally due within  30 days of invoicing, with stated interest rates on overdue balances. Amounts are recorded in accounts receivable when the right to consideration is unconditional. Payments received in advance of transfer of the associated performance obligations are reflected in deferred revenue until the Company transfers control of the performance obligations to the customer.

Net Loss per Share

The Company follows the two-class method when computing net loss allocable to common securities per share as the Company has issued shares that meet the definition of participating securities, which include: (i) Series A convertible preferred shares; (ii) Series B and Series C1 redeemable convertible preferred shares; (iii) enterprise incentive shares; (iv) Series A, Series B-1 and Series B-2 convertible preferred stock prior to the issuance of the Series D redeemable convertible preferred stock (see Note 12); (v) Series C convertible preferred stock; (vi) enterprise junior stock; and (vii) restricted common stock. The two-class method requires a portion of net loss to be allocated to the participating securities to determine net loss allocable to the common securities. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Net loss allocable to common securities stock is equal to the net loss less: (i) cumulative dividends and preferred returns on preferred securities accrued during the period, whether or not declared; (ii) noncumulative dividends declared on classes of securities other than common securities, whether or not paid; (iii) increases or decreases in carrying value of preferred securities, including accretion on preferred securities to its redemption value, gains or losses resulting from extinguishments on preferred securities and distributions on preferred securities in excess of accrued cumulative dividends or preferred returns; and (iv) participation rights in undistributed earnings.

Basic net loss per share is calculated by dividing net loss allocable to common securities by the weighted-average number of shares of common securities outstanding for the period, which includes the warrants to purchase common securities at $0.04 per share to the extent they are outstanding. Diluted net loss per share is calculated by dividing the diluted net loss allocable to common securities by the weighted-average number of common securities outstanding used to calculate basic net loss per share, plus the effect of potential common securities to the extent they are dilutive.

Equity-Based Compensation

The Company accounts for equity awards, including grants of enterprise incentive shares, enterprise junior stock, stock options, restricted stock units and restricted common stock, in accordance with ASC 718, Compensation—Stock Compensation (“Topic 718”). Topic 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company recognizes equity-based compensation expense for any non-employee awards consistent with equity awards issued to employees. As it relates to both employee and non-employee equity awards, the Company has elected to account for forfeitures as they occur.

Subsequent to the IPO, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which uses as inputs the fair value of the Company’s common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock.

The fair value of restricted stock units is based on the fair value of the Company’s common stock on the grant date.

Prior to the IPO, the estimated fair value of the Company’s common securities underlying its equity awards had been determined by the board of directors as of the date of each award grant, with input from management, considering the Company’s most recently available third-party valuations of common securities. Such valuations included a number of judgements and assumptions which significantly affected the outcome of the estimated fair value of the common securities, including a discount for lack of an active public market, results of operations, financial position and status of the Company’s research and development efforts, material business risks and strategies, likelihood of a liquidity event such as an IPO or sale of the company, and current conditions in the public markets, among others. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common securities prior to the IPO. The methodologies that were used included the probability-weighted expected return method (“PWERM”) and a hybrid of the option pricing method (“OPM”) and PWERM assuming various scenarios such as an IPO, a delayed IPO, a sale of the Company and a remain private scenario. The valuation methodologies that were used included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common securities at each valuation date.

For awards with service-based vesting conditions, the Company recognizes equity-based compensation expense on a straight-line basis over the vesting period. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when the Company determines the achievement of the performance condition is probable. The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss consistent with the classification of the award recipient’s compensation expense.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements with respect to Level 3 rollforwards, timing of liquidation of investments in certain entities that calculate net asset value, and measurement uncertainty. The Company adopted ASU 2018-13 as of January 1, 2020. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting (“Topic 842”). The FASB has issued several updates to the standard which: (i) clarify how to apply certain aspects of the new standard; (ii) provide an additional transition method for adoption of the new standard; (iii) provide a practical expedient for certain lessor accounting; and (iv) amend certain narrow aspects of the guidance. Topic 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 is calculated using the applicable incremental borrowing rate at the date of adoption. Topic 842 is effective for the Company on January 1, 2022, with early adoption permitted. The Company expects to early adopt the new standard and elect to use the modified retrospective approach effective January 1, 2021, which will be the initial date of application. The Company currently expects to elect the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Note 3—Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AT THE REPORTING DATE USING
	DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS USING IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Commercial paper	22,493	—	22,493	—
Money market funds	227,987	227,987	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	55,469	—	55,469	—
U.S. Treasury securities	38,294	38,294	—	—
Commercial paper	237,735	—	237,735	—
Corporate debt securities	18,873	—	18,873	—
Assets—Long-term marketable securities
U.S. Government agency securities	7,049	—	7,049	—
Corporate debt securities	5,492	—	5,492	—
Total	$625,392	$266,281	$359,111	$—

	FAIR VALUE MEASUREMENTS AT THE REPORTING DATE USING
	DECEMBER 31, 2019	QUOTED PRICES IN ACTIVE MARKETS USING IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets—Cash equivalents
Money market funds	56,930	56,930	—	—
Total	$56,930	$56,930	$—	$—
Liabilities
Warrant liability	$364	$—	$—	$364
Total	$364	$—	$—	$364

During the years ended December 31, 2020 and 2019 there were no transfers between Level 1, Level 2 and Level 3.

The warrant liability balance is comprised of warrants to purchase: (i) Series B and Series C1 redeemable convertible preferred shares; and (ii) Series B-3 Preferred Stock as of December 31, 2018 and 2019, respectively. Upon the closing of the IPO, the warrants to purchase Series B-3 Preferred Stock were automatically converted into warrants to purchase shares of common stock. No warrants were outstanding as of December 31, 2020. The value for the warrant liability balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a summary of changes in fair value of the Level 3 warrant liability (in thousands):

WARRANT LIABILITY
Balance at December 31, 2018	$1,711
Exercise of warrant to purchase Series C1 redeemable convertible shares	(385)
Change in fair value	(962)
Balance at December 31, 2019	$364
Change in fair value	2,597
Net exercise of warrants to purchase common stock	(2,961)
Balance at December 31, 2020	$—

Note 4—Marketable Securities

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the consolidated balance sheets as they are considered held-to-maturity securities.

The Company’s investments by type consisted of the following (in thousands):

	DECEMBER 31, 2020
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Assets
U.S. Government agency securities	$62,508	$10	$—	$62,518
U.S. Treasury securities	38,287	7	—	38,294
Commercial paper	237,733	18	(16)	237,735
Corporate debt securities	24,371	3	(9)	24,365
Total	$362,899	$38	$(25)	$362,912

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the consolidated financial statements.

As of December 31, 2020, the Company held 16 investments in an unrealized loss position with an aggregate fair value of $93.7 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The aggregate of individual unrealized losses as of December 31, 2020 was not significant.

During the year ended December 31, 2019, all of the Company’s outstanding marketable securities matured and as such, the marketable securities balance as of December 31, 2019 was zero.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Prepaid expenses	$4,793	$3,258
Other current assets	1,327	56
	$6,120	$3,314

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Computer and office equipment	$2,253	$2,386
Software	2,473	2,583
Lab equipment	4,560	16,377
Furniture and fixtures	377	470
Leasehold improvements	3,402	3,391
	13,065	25,207
Less: Accumulated depreciation	(11,545)	(20,105)
	$1,520	$5,102

Pursuant to the Hit Discovery divestiture, the Company sold equipment with a net carrying value of $2.4 million to Valo Health during the year ended December 31, 2020 (see Note 19).

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2020 and 2019 totaled $1.3 million and $2.7 million, respectively.

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Employee compensation	$6,834	$6,681
Professional and consulting services	1,008	1,540
Research and development related accruals	18,290	11,005
Other current liabilities	972	882
	$27,104	$20,108

Note 8—Commitments and Contingencies

Operating Lease Commitments

The Company’s operating lease activity is primarily comprised of noncancelable facilities leases for office and laboratory space in Watertown, MA and Branford, CT. The Company’s Watertown, MA lease is with a landlord who is an investor and related party of the Company. As amended on September 30, 2017, the lease is subject to annual increases to base rent over a term expiring in January 2024. The lease included a tenant improvement allowance of $0.5 million, of which the Company has used the entire allowance. The lease terms provide for one five-year extension term with base rent calculated on the then-market rate. The lease is secured by a letter of credit of $0.5 million that is classified in other assets on the consolidated balance sheets. The Company records rent expense for the Watertown, MA lease on a straight-line basis accounting for the amortization of the tenant improvement allowance and the deferred rent credit as of the amendment date as reductions to rent expense.

In September 2020, the Company entered into a new lease for office and laboratory space with the landlord of the Company’s existing lease in Watertown, MA. The new lease for office and laboratory space, also located in Watertown, MA, is subject to base rent of $0.3 million per month, plus its ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the new lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. The Company paid first month’s rent upon execution of the new lease agreement of $0.3 million and delivered a letter of credit of $2.0 million, which are classified in prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively. Such amounts are refundable if the landlord does not deliver the premises under the new lease within a certain period of time. No further consideration, rent or expenses are owed until the Company takes occupancy at the commencement date, which is currently anticipated to be in August 2021. Concurrent with the execution of the new lease, the existing lease was amended to expire 30 days following the commencement date of the new lease. Upon the commencement of the new lease, the Company will no longer be obligated to make future rent payments under the existing lease. If the new lease does not commence, the Company remains obligated to the existing lease.

As amended on January 1, 2018, the Company’s Branford, CT lease is subject to annual increases to base rent over a term expiring in December 2023. The lease included a tenant improvement allowance of $1.0 million, of which $0.1 million remains unused. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The lease terms provide for one five-year extension term with base rent calculated on a discounted then-market rate. The lease is secured by a security deposit held by the landlord of $0.1 million that is classified in other assets on the consolidated balance sheet as of December 31, 2019. No security deposit related to the Branford, CT lease is included in other assets on the consolidated balance sheet as of December 31, 2020 as the security deposit was transferred to Valo Health in connection with the Hit Discovery divestiture (see Note 19). The Company records rent expense for the Branford, CT lease on a straight-line basis accounting for the amortization of the tenant improvement allowance and the deferred rent credit as of the amendment date as reductions to rent expense.

Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Valo Health. Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.8 million, $0.8 million and $0.8 million for the years ended December 31, 2021, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Valo Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase Agreement (the “Agreement”) executed pursuant to the sale (see Note 19).

Rent expense for the years ended December 31, 2020 and 2019 was approximately $2.3 million and $2.9 million, respectively. Future minimum lease payments under operating leases, including Branford, CT lease for which the Company remains jointly and severally liable, as of December 31, 2020 was as follows (in thousands):

MINIMUM LEASE PAYMENTS
2021	$3,045
2022	3,113
2023	3,182
2024	197
2025	—
$9,537

The deferred rent liability recorded on the Company’s consolidated balance sheets as of December 31, 2020 and 2019 included the cumulative difference between actual facility lease payments and lease expense recognized ratably over the operating lease period. Deferred rent was $1.4 million and $1.8 million as of December 31, 2020 and 2019, respectively.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2020 and 2019, the Company had not incurred any costs for the above guarantees and indemnities.

Note 9—Restructuring Charges

In January 2019, the Company undertook an organization realignment to reduce the Company’s cost base and simplify its business goals to focus on a wholly owned pipeline. To achieve this cost reduction, the Company reduced its headcount by approximately 40%. Accordingly, the Company recorded a restructuring charge of $0.1 million and $5.3 million for the years ended December 31, 2020 and 2019, respectively, which was comprised of termination benefits including expenses for severance, health benefits and outplacement services. As of December 31, 2020, the full amount of the restructuring charge has been paid and no further restructuring accrual remains on the consolidated balance sheet.

The following table summarizes the restructuring activity during the years (in thousands):

ACCRUED RESTRUCTURING COSTS
Balance at December 31, 2018	$—
Restructuring costs incurred	5,290
Termination benefits paid	(4,965)
Balance at December 31, 2019	$325
Restructuring costs incurred	63
Termination benefits paid	(388)
Balance at December 31, 2020	$—

Note 10—Redeemable Convertible and Convertible Preferred Shares and Stockholders’ Equity prior to Reorganization

Redeemable Convertible and Convertible Preferred Shares

Prior to January 1, 2019, the Company issued 2,304,815 of Series A convertible preferred shares (the “Series A Preferred Shares”), 23,711,925 Series B redeemable convertible preferred shares (the “Series B Preferred Shares”) and 6,357,260 Series C1 redeemable convertible preferred shares (the “Series C1 Preferred Shares”) (collectively, the “Preferred Shares”) for gross proceeds of $5.5 million, $28.5 million and $10.0 million, respectively.

Prior to the Reorganization during the year ended December 31, 2019, the Company’s Series A Preferred Shares were classified in stockholders’ equity as the shares did not have redemption features that were not solely within control of the Company. The Series A Preferred Shares were recorded at their initial fair value, equal to the original issuance price, less issuance costs, and were not subsequently remeasured.

The Company’s Series B and Series C1 Preferred Shares were classified outside of stockholders’ equity because the shares contained redemption features that were at the option of the holder. Accordingly, the Company recorded the Series B and Series C1 Preferred Shares upon issuance at their respective fair value, less issuance costs, and any changes in redemption value were recognized immediately as they occurred through adjustments to the carrying amounts of the instruments at the end of each reporting period. The Company accreted the Series B and Series C1 Preferred Shares to their redemption value at the end of each reporting period.

In March 2019, the Company issued 95,359 Series C1 Preferred Shares in connection with the exercise of a Series C1 preferred warrant by one of its investors. The warrant was exercised at a price per share of $1.573 for proceeds of $0.2 million.

In March 2019, the Company approved a one-time cash distribution in the amount of $44.0 million to the shareholders of the Company. The first $10.2 million was distributed to the holders of the Series C1 Preferred

Shares while the remaining funds were distributed to the holders of the Series A and Series B Preferred Shares, pro rata, with amounts first applied to the unpaid preferred returns and then to the contribution account balances. In addition, as a result of the $44.0 million distribution, the Company was obligated to pay a one-time tax distribution of $1.3 million and $0.1 million to certain holders of Common 1 and vested Enterprise.1 Incentive Shares, respectively as required by the terms of the Fifth Amended and Restated Limited Liability Company Agreement, as amended (the “LLC Agreement”). The Company paid the tax distribution to the respective holders in September 2019. As a result of the payment of the full liquidation preference in conjunction with the March 2019 distribution, the outstanding Series C1 Preferred Shares were reclassified from temporary equity to stockholders’ equity because these shares had no liquidation preference. This reclassification is presented in the consolidated statements of redeemable convertible and convertible preferred stock and stockholders’ (deficit) equity with the effect of the Reorganization (see Note 11).

Equity-Classified Warrants

In April 2013, the Company issued to the holders of the Series C1 Preferred Shares warrants exercisable for 594,482 Common 1 shares at an exercise price of $0.04 per share (the “Common 1 Warrants”). The warrants were exercisable at any time and expire in August 2020. The fair value of the Common 1 Warrants was estimated to be $1.6 million on the issuance date and represented a preferred share discount. None of the Common 1 Warrants were exercised prior to the Reorganization during the year ended December 31, 2019.

Note 11—Reorganization

In connection with the Reorganization:

(1)

Holders of Series A Preferred Shares of Forma Therapeutics Holdings, LLC received one share of Series A Preferred Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., for each outstanding Series A Preferred Share held immediately prior to the Reorganization, with an aggregate of 2,304,815 shares of Series A Preferred Stock issued in the Reorganization;

(2)

Holders of Series B Preferred Shares of Forma Therapeutics Holdings, LLC received either one share of Series B-1 Preferred Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., or one share of Series B-2 Preferred Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., for each outstanding Series B Preferred Share held immediately prior to the Reorganization. The Series B-1 Preferred Stock and Series B-2 Preferred Stock were designated as two separate series of preferred stock upon Reorganization to reflect the different liquidation preferences accrued at the Reorganization date. The differences in liquidation preference were the result of differences in accrued preferred return based on different issuance dates and the distributions paid in March 2019 prior to Reorganization (see Note 10). An aggregate of 14,921,676 and 8,790,249 shares of Series B-1 Preferred Stock and B-2 Preferred Stock, respectively, were issued in the Reorganization;

(3)

Holders of Series C1 Preferred Shares of Forma Therapeutics Holdings, LLC received one share of Series C Preferred Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., for each outstanding Series C1 Preferred Share held immediately prior to the Reorganization, with an aggregate of 6,452,619 shares of Series C Preferred Stock issued in the Reorganization;

(4)

Holders of Common 1 shares of Forma Therapeutics Holdings, LLC received one share of common stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., for each outstanding Common 1 share held immediately prior to the Reorganization, with an aggregate of 1,953,455 shares of common stock issued in the Reorganization;

(5)

Holders of vested Enterprise.1 Incentive Shares of Forma Therapeutics Holdings, LLC received one share of vested Enterprise 1 Junior Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., (the “Enterprise 1 Junior Stock”). An aggregate of 564,055 shares of vested Enterprise 1 Junior Stock were issued in the Reorganization;

(6)

Holders of vested Enterprise.2 Incentive Shares of Forma Therapeutics Holdings, LLC received one share of vested Enterprise 2 Junior Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., (the “Enterprise 2 Junior Stock”). An aggregate of 1,003,919 shares of vested Enterprise 2 Junior Stock were issued in the Reorganization;

(7)

Holders of vested and unvested Enterprise.3 Incentive Shares of Forma Therapeutics Holdings, LLC received one share of vested and unvested Enterprise 3 Junior Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., respectively (the “Enterprise 3 Junior Stock”). The unvested Enterprise 3 Junior Stock was issued with the same vesting terms as the unvested Enterprise.3 Incentive Shares held immediately prior to the Reorganization. An aggregate of 373,465 shares of unvested and vested Enterprise 3 Junior Stock were issued in the Reorganization;

(8)

Holders of vested and unvested Enterprise.4 Incentive Shares of Forma Therapeutics Holdings, LLC received one share of vested and unvested Enterprise 4 Junior Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., respectively (the “Enterprise 4 Junior Stock”). The unvested Enterprise 4 Junior Stock was issued with the same vesting terms as the unvested Enterprise.4 Incentive Shares held immediately prior to the Reorganization. An aggregate of 337,243 shares of unvested and vested Enterprise 4 Junior Stock were issued in the Reorganization;

(9)

Holders of vested and unvested Enterprise.5 Incentive Shares of Forma Therapeutics Holdings, LLC received one share of vested and unvested Enterprise 5 Junior Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., respectively (the “Enterprise 5 Junior Stock”). The unvested Enterprise 5 Junior Stock was issued with the same vesting terms as the unvested Enterprise.5 Incentive Shares held immediately prior to the Reorganization. An aggregate of 434,023 shares of unvested and vested Enterprise 5 Junior Stock were issued in the Reorganization;

(10)

Holders of vested and unvested Enterprise.6 Incentive Shares of Forma Therapeutics Holdings, LLC received one share of vested and unvested Enterprise 6 Junior Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., respectively (the “Enterprise 6 Junior Stock”). The unvested Enterprise 6 Junior Stock was issued with the same vesting terms as the unvested Enterprise.6 Incentive Shares held immediately prior to the Reorganization. An aggregate of 253,851 shares of unvested and vested Enterprise 6 Junior Stock were issued in the Reorganization;

(11)

Holder of warrants exercisable to purchase Series B Preferred Shares of Forma Therapeutics Holdings, LLC received one warrant exercisable to purchase Series B-3 Preferred Stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc., for each outstanding warrant exercisable to purchase Series B Preferred Shares held immediately prior to the Reorganization, at the same exercise price immediately prior to the Reorganization, with an aggregate of warrants exercisable to purchase 299,999 Series B-3 Preferred Stock issued in the Reorganization; and

(12)

Holders of warrants exercisable to purchase Common 1 shares of Forma Therapeutics Holdings, LLC received one warrant exercisable to purchase common stock, $0.001 par value per share, of Forma Therapeutics Holdings, Inc. for each outstanding warrant exercisable to purchase Common 1 shares held immediately prior to the Reorganization, at the same exercise price immediately prior to the Reorganization, with an aggregate of warrants exercisable to purchase 594,482 shares of common stock issued in the Reorganization.

In connection with the Reorganization and the exchange of outstanding Series A, Series B and Series C1 Preferred Shares for Series A, Series B-1, Series B-2 and Series C Preferred Stock, respectively, the holders of Series A, Series B-1 and Series B-2 Preferred Stock were no longer entitled to an additional preferred return subsequent to the date of the Reorganization. The holders of Series A, Series B-1 and Series B-2 Preferred Stock retained the right to receive preferred returns in respect of dividends accrued on such shares prior to the Reorganization. Further, the holders of Series B-1, Series B-2 and Series C Preferred Stock were no longer entitled to an optional redemption right. As a result of the payment of the full liquidation preference in conjunction with the March 2019 distribution, the Series C1 Preferred Shares, and the Series C Preferred Stock issued in exchange for the Series C1 Preferred Shares, had no remaining liquidation preference and thereafter, participated in any future distribution on a pro rata basis with the holders of Common 1 and common stock, respectively.

In evaluating the Reorganization, the Company considered that there were no changes to the ownership interest held by each holder as a result of the Reorganization, there was no consideration exchanged to effect the Reorganization, and the significant terms of the Preferred Shares, Common 1 shares, enterprise incentive shares, warrants to purchase Series B Preferred Shares and warrants to purchase Common 1 shares were substantially the same before and after the Reorganization. Based on these considerations, the Company determined that the ownership interests prior and subsequent to the Reorganization were sufficiently similar and should be accounted for as an exchange of equity interests and recorded at the historical carrying value. Additionally, while the Reorganization modified certain terms to remove (i) the preferred return for Series A and Series B Preferred Shares and (ii) the optional redemption rights for Series B and Series C1 Preferred Shares, due to the low likelihood of the preferred return being paid or an optional redemption occurring these modifications were not considered qualitatively substantive. Therefore, the Company determined that the Reorganization resulted in a modification to the Series A, Series B and Series C1 Preferred Shares that was not significant. As a result, the Company did not recognize any change to the carrying value of the Preferred Shares. Accordingly, the Company determined that the modification of the underlying instruments exchanged in the Reorganization did not result in an extinguishment of Preferred Shares, nor did it result in the recognition of incremental compensation expense as it relates to the enterprise incentive shares that were exchanged for enterprise junior stock.

Note 12—Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity after Reorganization

Redeemable Convertible and Convertible Preferred Stock

In December 2019, the Company issued 53,593,440 shares of $0.001 par value Series D Preferred Stock for net proceeds of $99.7 million.

The Company assessed the qualitative characteristics of the amended rights, preferences and privileges of Series A, Series B-1, Series B-2 and Series C Preferred Stock resulting from the issuance of the Series D Preferred Stock, in particular the removal of the prior ability to receive both (i) the liquidation preference and (ii) the right to participate with the holders of common stock for the remaining assets, on an as converted basis. Upon issuance of the Series D Preferred Stock, Series A, Series B-1 and Series B-2 had the right to obtain the greater of (i) the liquidation preference or (ii) the amount that would be payable had the holders of each respective class of securities participated with common stock for the remaining assists, on an as converted basis. The Company concluded the amended right amounted to an extinguishment of the existing Series A, Series B-1, and Series B-2 Preferred Stock and issuance of new Series A, Series B-1, and Series B-2 Preferred Stock effective December 2019. There were no modifications made to the Series C Preferred Stock.

As a result, the Company recorded a net loss on extinguishment of the outstanding Series A, Series B-1 and Series B-2 Preferred Stock of $3.6 million comprised of a gain on Series A Preferred Stock of $0.1 million, loss on Series B-1 Preferred Stock of $2.0 million and loss on Series B-2 Preferred Stock of $1.7 million. The net loss on extinguishment was recorded to (accumulated deficit) retained earnings and is reflected as an increase in net loss allocable to common stock used in the calculation of net loss per share for the year ended December 31, 2019. The net loss on extinguishment was equal to the difference between the carrying value immediately preceding and fair value immediately following the issuance of Series D Preferred Stock for the respective classes of Preferred Stock.

The Company assessed the classification of its outstanding Preferred Stock subsequent to the modification of the terms of certain classes of Preferred Stock and the issuance of Series D Preferred Stock and determined that the Series A, Series B-1, Series B-2 and Series D Preferred Stock were classified outside of stockholders’ equity as redemption was not solely within control of the Company. Any changes in the redemption value were recognized immediately as they occurred through adjustments to the carrying amounts of the instruments at the end of each reporting period. The Series C Preferred Stock remained classified within stockholders’ equity as the holders did not have any redemption rights as they had no liquidation preference.

As of December 31, 2019, the Preferred Stock consisted of the following (in thousands, except share data):

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

Upon the closing of the IPO, all of the outstanding shares of Preferred Stock were automatically converted into 20,349,223 shares of common stock. As of December 31, 2020, no shares of Preferred Stock were issued or outstanding.

Prior to the closing of the IPO, pursuant to the amended and restated certificate of incorporation (“Amended Certificate of Incorporation”), the rights, preferences and privileges of the holders of the Preferred Stock at December 31, 2019 were as follows:

Voting

The holders of the Preferred Stock were entitled to vote on all matters submitted for a vote and had the right to vote the number of shares equal to the number of shares of common stock into which such Preferred Stock converted on the record date for determination of holders entitled to vote.

Approval of 59% of the Series D Preferred Stock outstanding was required to: (i) liquidate, dissolve, or wind-up the business and affairs of the Company, effect a merger or consolidation or any other deemed liquidation event; (ii) amend, alter or repeal any portion of the Company’s organizational documents; (iii) amend, alter, change or waive any of the rights, preferences and privileges of the Series D Preferred Stock; (iv) create, or authorize the creation of any shares senior to or at parity with the Series D Preferred Stock or increase the authorized number of shares of Series D Preferred Stock or any additional class of shares unless the shares rank junior to the Series D Preferred Stock; (v) reclassify, alter, or amend any existing share if such amendment would render such other share senior to or on a parity with Series D Preferred Stock; (vi) purchase or redeem or pay or declare any dividend or make any distribution on any shares other than the redemption of or dividend or distribution on the Series D Preferred Shares, dividends or other distributions on common stock in the form of additional shares and repurchase of common stock in connection with the registration or termination of any employee or consultant; (vii) incur any indebtedness other than equipment leases, bank lines of credit or trade payable incurred in ordinary course of business; (viii) invest in a non-wholly owned subsidiary or divest at least a majority position in a subsidiary or permit the transfer of rights to at least a majority of assets of such subsidiary; or (ix) increase or decrease the authorized number of directors constituting the board of directors.

Dividends

The holders of the Series D Preferred Stock were entitled to receive a dividend in preference to any return on common stock at the rate of 8% per share, per annum compounded annually. The dividend was payable only (i) when, as, and if declared by the board of directors, (ii) upon redemption of Series D Preferred Stock or (iii) upon a deemed liquidation event. No dividend had been declared on the Series D Preferred Stock through December 31, 2019. No other holder of Preferred Stock was entitled to receive a dividend.

The total cumulative dividends in arrears for the holders Series D Preferred Stock as of December 31, 2019 was $0.3 million.

Conversion

Each share of Series A, Series B-1, Series B-2, Series B-3, Series C and Series D Preferred Stock was convertible into common stock at the option of the holder any time after the date of issuance. In addition, the Preferred Stock would automatically be converted into common stock, at the applicable conversion ratio of each series then in effect, upon either the approval of 59% of the holders of the Series D Preferred Stock, or upon a qualified public offering, defined as a firm commitment underwritten public offering at a pre-offering valuation of the Company representing a per share price for a share of common stock that was greater than the original issuance price of the Series D Preferred Stock, as adjusted for the reverse stock split ($7.9814), with gross offering proceeds of $75.0 million or more (“Qualified Public Offering”).

The conversion ratio for each series of Preferred Stock was determined by dividing the original issuance price by the conversion price, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s Amended Certificate of Incorporation. The original issuance price and conversion price for each class of Preferred Stock was as follows:

	ORIGINAL ISSUANCE PRICE	CONVERSION PRICE
Series A	$2.408	$7.2247
Series B-1	$1.200	$5.1330
Series B-2	$1.200	$5.1330
Series B-3	$1.200	$5.1330
Series C	$1.573	$6.7285
Series D	$1.8659	$7.9814

Any adjustment to the conversion price of the Series A, Series B-1, Series B-2, Series B-3, Series C and Series D Preferred Stock made as the result of the issuance or deemed issuance of additional common stock may have been blocked by the holders of at least 59% of the outstanding Series D Preferred Stock.

Redemption

The holders of at least 59% of the then outstanding Series D Preferred Stock voting together may have, by written request delivered anytime on or after December 18, 2024, required the Company to redeem the Series D Preferred Stock by paying in cash a sum equal to the original Series D Preferred Stock issuance price plus any accrued but unpaid dividends. If the Company did not have sufficient funds legally available to redeem all Series D Preferred Stock to be redeemed at a redemption date, then the Company would have redeemed such shares ratably to the extent possible and would have redeemed the remaining shares as soon as sufficient funds were legally available. No other class of Preferred Stock were redeemable at the option of the holder.

Distribution and Liquidation Rights

Holders of Preferred Stock were entitled to receive distributions or dividends if, when, and as declared by the board of directors, or in the event of a liquidation, dissolution or winding up of the Company, including a deemed liquidation. A deemed liquidation event was defined as a merger of the Company or the sale, lease, transfer, or other disposition of substantially all the assets of the Company in which the Company was party to such transaction. Such distributions would have been payable in the following order:

(1)

first, to the holders of Series D Preferred Stock, an amount equal to the greater of (i) an amount per share of $1.8659 plus, in the case of a deemed liquidation event, any accrued but unpaid dividends or (ii) such amount per share as would have been payable as if each share of Series D Preferred Stock had been converted to common stock immediately prior to such distribution, liquidation, dissolution, winding up, or a deemed liquidation event;

(2)

next, to the holders of Series A, Series B-1, Series B-2 and Series B-3 Preferred Stock, an amount equal to the greater of (i) an amount per share of $2.083, $1.2694, $1.2088 and $1.20, respectively, or (ii) such amount per share as would have been payable as if each share of Series A, Series B-1, Series B-2 and Series B-3 Preferred Stock had been converted to common stock immediately prior to such distribution, liquidation, dissolution, winding up, or a deemed liquidation event; and

(3)

finally, to the holders of (i) Preferred Stock, (ii) common stock and (iii) enterprise junior stock, pro rata, according to the aggregated number of shares held, treating all Preferred Stock as if they had been converted to common stock immediately prior to the such distribution, liquidation, dissolution, winding up, or a deemed liquidation event only if such series of Series A, Series B-1, Series B-2, Series B-3 and Series D Preferred Stock was deemed to convert pursuant to Section 2(ii) above and subject to the enterprise junior stock thresholds, as applicable (see Note 13).

Preferred Stock

Upon the closing of the IPO, the Company filed the Second Amended Certificate of Incorporation to authorize 10,000,000 shares of preferred stock which were designated as undesignated preferred stock. As of December 31, 2020, no shares of preferred stock were issued or outstanding.

Common Stock

As of December 31, 2019, the Company’s Amended Certificate of Incorporation authorized the Company to issue 138,000,000 shares of $0.001 par value common stock.

In December 2019 and March 2020, the Company issued 297,241 shares of common stock, respectively, in connection with the exercise of the common stock warrants by its investors for an aggregate of 594,482 shares of common stock issued. The warrants were exercised at a price per share of $0.04.

As of December 31, 2020, the Company’s Second Amended Certificate of Incorporation authorized the Company to issue 150,000,000 shares of $0.001 par value common stock of which, 147,494,175 are designated as voting common stock and 2,505,825 are designated as non-voting common stock.

Prior to the closing of the IPO, pursuant to the Amended Certificate of Incorporation, the voting, dividend and liquidation rights of the holders of common stock were subject to and qualified by the rights, powers and preferences of the holders of Preferred Stock. The common stock had the following characteristics:

Voting

Holders of common stock were entitled to one vote per share held on all matters except in cases where a majority of Preferred Stock was required.

Dividends

The holders of common stock were entitled to receive dividends whenever funds were legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

Distribution and Liquidation

After preference payments had been made to Series A, Series B-1, Series B-2, Series B-3 and Series D Preferred Stock, the remaining available assets were to be distributed to common stock, Series C Preferred Stock, on an as-converted basis, Series A, Series B-1, Series B-2, Series B-3 and Series D Preferred Stock on an as-converted basis only if the shares were converted pursuant to their liquidation preferences and enterprise junior stock subject to the enterprise junior stock thresholds (see Note 13).

As of December 31, 2020, pursuant to the Second Amended Certificate of Incorporation, the holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation.

Common Stock Reserved for Future Issuances

The Company has reserved for future issuance the following number of shares of common stock:

	DECEMBER 31,
	2020	2019
For exercise of stock options under the 2019 Stock Incentive Plan	4,035,285	5,427,377
For exercise of stock options under the 2020 Stock Option and Incentive Plan	906,252	—
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	42,100	—
For future issuance under the 2020 Stock Option and Incentive Plan	2,569,317	—
For future issuance under the 2020 Employee Stock Purchase Plan	367,545	—
For Series A Preferred Stock outstanding	—	768,195
For Series B-1 Preferred Stock outstanding	—	3,488,407
For Series B-2 Preferred Stock outstanding	—	2,054,993
For future issuances of Series B-3 Preferred Stock pursuant to warrants to purchase Series B-3 Preferred Stock	—	70,133
For Series C Preferred Stock outstanding	—	1,508,503
For Series D Preferred Stock outstanding	—	12,529,125
For future issuances of common stock pursuant to warrant to purchase common stock	—	297,241
For conversion of vested and unvested enterprise junior stock (1)	—	676,795
	7,920,499	26,820,769
(1)

For purposes of determining the conversion ratio for the enterprise junior stock, the Company utilized the fair value per share of common stock of $5.43, which was based on a valuation performed as of December 18, 2019.

Equity-Classified Warrants

Subsequent to the Reorganization, there were two outstanding warrants to purchase, in total, 594,482 shares of common stock at an exercise price of $0.04 per share (the “Common Stock Warrants”).

In December 2019, one of the Common Stock Warrants was exercised by an investor for the purchase of 297,241 shares of common stock at a price of $0.04 per share.

As of December 31, 2019, there was one outstanding Common Stock Warrant to purchase 297,241 shares of common stock at an exercise price of $0.04 per share.

In March 2020, the remaining Common Stock Warrant was exercised by an investor for the purchase of 297,241 shares of common stock at a price of $0.04 per share.

Note 13—Equity-Based Compensation

2012 Equity Incentive Plan

Prior to the Reorganization, the Company adopted the 2012 Equity Incentive Plan, as Amended and Restated, in August 2012 (the “2012 Plan”). The 2012 Plan provided for the granting of equity awards, including enterprise incentive shares and Common 1 shares to the Company’s employees, executives, directors and consultants. The 2012 Plan is administered by the board of directors, who has the power and authority to determine the terms of the awards.

Pursuant to the Reorganization, all vested and unvested enterprise incentive shares were exchanged on a one-for-one basis for shares of vested and unvested enterprise junior stock, respectively. The shares of unvested enterprise junior stock were issued with the same vesting terms as the unvested enterprise incentive shares held immediately prior to the Reorganization. The rights and privileges of the enterprise junior stock were substantially the same as those of the enterprise incentive shares that were outstanding prior to the Reorganization. Additionally, the enterprise junior stock was subject to the same terms of the 2012 Plan under which the enterprise incentive shares were issued. In connection with the Reorganization, the Company retired all authorized but unissued shares reserved for future issuance of enterprise junior stock and common stock awards under the 2012 Plan. Following the Reorganization, no additional awards will be granted under the 2012 Plan. In connection with the closing of the IPO, all vested and unvested shares of enterprise junior stock were automatically converted at the applicable conversion ratio into shares of common stock and restricted common stock, respectively. The restricted common stock will continue to be governed by the terms of the 2012 Plan. To the extent any unvested shares are forfeited, cancelled or are otherwise terminated by the Company related to any outstanding grants, the related shares that are reserved under the 2012 Plan are automatically retired.

2019 Stock Incentive Plan

Subsequent to the Reorganization, the Company adopted the 2019 Stock Incentive Plan in November 2019, as amended in December 2019 (the “2019 Plan”). The 2019 Plan provided for the granting of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other equity-based interests to the Company’s employees, officers, executives, and consultants. The 2019 Plan is administered by the board of directors, who has the power and authority to determine the terms of the awards. Additionally, the board of directors has the power to designate certain responsibilities to committees or officers at its discretion. As of December 31, 2019, the amount of common stock that was authorized to be issued under the 2019 Plan was 5,427,377 shares. Following the closing of the IPO, no additional awards will be granted under the 2019 Plan. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder.

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (“2020 Plan”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The 2020 Plan replaced the Company’s 2019 Plan. The 2020 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other equity-based awards. The number of shares initially reserved under the 2020 Plan was 3,436,632 shares of the Company’s common stock (“Initial Limit”), which included 1,231,361 shares of common stock that remained available for issuance under the 2019 Plan as of June 17, 2020. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee (“Annual Increase”). The shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 Plan and the 2019 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. The maximum number of shares of common stock that may be issued as incentive stock options in any one calendar year period may not exceed the Initial Limit cumulatively increased on January 1, 2021 and on each January 1 thereafter by the lesser of the Annual Increase for such year or 3,436,632 shares of common stock. As of December 31, 2020, there were 2,569,317 shares available for future issuance under the 2020 Plan, which includes 81,037 shares related to unexercised stock options that were forfeited under the 2019 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 367,545 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of 735,090 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. As of December 31, 2020, no shares have been issued under the ESPP and as such, 367,545 shares remained available for issuance.

Enterprise Incentive Shares

During the year ended December 31, 2019, no awards of enterprise incentive shares were granted by the Company under the 2012 Plan. The aggregate fair value of enterprise incentive shares that vested during the year ended December 31, 2019 through the date of Reorganization was $2.3 million.

Enterprise Junior Stock As of December 31, 2019, the thresholds over which each class of holders of enterprise junior stock would have participated after distributions had been made to the holders of Preferred Stock and common stock, in accordance with their liquidation and distribution preferences, was as follows (in thousands, except share data):

	THRESHOLD	ENTERPRISE JUNIOR STOCK OUTSTANDING
Enterprise 1 Junior Stock	$54,000	564,055
Enterprise 2 Junior Stock	$99,843	1,003,919
Enterprise 3 Junior Stock	$120,341	371,441
Enterprise 4 Junior Stock	$134,121	321,699
Enterprise 5 Junior Stock	$184,593	423,429
Enterprise 6 Junior Stock	$224,025	242,308
		2,926,851

Each outstanding share of vested and unvested enterprise junior stock would have automatically converted into shares of common stock and restricted common stock, respectively, at the applicable conversion ratio upon (i) the automatic conversion of Preferred Stock into common stock, which would have occurred upon approval of 59% of the holders of the Series D Preferred Stock, or upon a Qualified Public Offering; or (ii) approval of all members of the board of directors and the 59% of the holders of the Series D Preferred Stock. The applicable conversion ratio for the enterprise junior stock was determined by dividing the difference between the fair market value of common stock and the applicable enterprise junior stock threshold by the fair market value of common stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s Amended Certificate of Incorporation.

 Following the Reorganization, no awards of enterprise junior stock were granted by the Company.

The following table summarizes the Company’s enterprise junior stock activity under the 2012 Plan:

	NUMBER OF ENTERPRISE JUNIOR STOCK	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	WEIGHTED- AVERAGE CONVERSION RATIO
Outstanding as of December 31, 2019	2,926,851	$7.62	0.23
Granted	—
Forfeited	(104,870)	7.43	0.64
Conversion of enterprise junior stock into common stock and restricted common stock pursuant to the closing of the IPO	(2,821,981)	7.62	0.79
Outstanding as of December 31, 2020	—

A summary of the vested enterprise junior stock is as follows:

NUMBER OF ENTERPRISE JUNIOR STOCK
Vested as of December 31, 2019	2,597,091
Vested through the closing of the IPO	63,779
Vested as of the closing of the IPO	2,660,870

 The aggregate fair value of enterprise junior stock that vested during the years ended December 31, 2020 and 2019 was $0.4 million each.

Upon the closing of the IPO, 2,660,870 and 161,111 shares of vested and unvested enterprise junior stock, respectively, were automatically converted into an aggregate of 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively. The restricted common stock were issued with the same vesting terms as the unvested enterprise junior stock held immediately prior to the IPO. No shares of enterprise junior stock were authorized, issued or outstanding as of December 31, 2020.

Stock Options

Stock options granted by the Company under the 2019 and 2020 Plans typically vest over a four-year period, contingent upon continued service with the Company and have a ten-year contractual term. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,091,366	$5.05	9.9	$805
Granted	3,226,353	$10.60
Exercised	(71,386)	$5.05
Forfeited	(304,796)	$6.00
Outstanding as of December 31, 2020	4,941,537	$8.62	9.1	$130,802
Exercisable as of December 31, 2020	668,054	$5.05	8.7	$19,942
Vested and expected to vest as of December 31, 2020	4,941,537	$8.62	9.1	$130,802

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $6.93 and $3.25, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 was $1.6 million. No stock options were exercised during the year ended December 31, 2019.

As of December 31, 2020, there was approximately $21.3 million of unrecognized equity-based compensation expense related to the stock options that is expected to be recognized over a weighted-average period of approximately 2.9 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options granted, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2019
Risk-free interest rate	1.09%	1.66%
Expected term (in years)	6.0	6.0
Expected volatility	74.8%	72.9%
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$10.60	$5.05

Restricted Stock Units

Restricted stock units granted under the 2020 Plan typically vest over a four-year period, contingent upon continued service with the Company.

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE

Unvested as of December 31, 2019	—	$—
Granted	42,100	$42.26
Vested	—	$—
Forfeited	—	$—
Unvested as of December 31, 2020	42,100	$42.26

As of December 31, 2020, there was approximately $1.6 million of unrecognized equity-based compensation expense related to the restricted common units that is expected to be recognized over a weighted-average period of approximately 3.4 years.

Restricted Common Stock

In connection with the closing of the IPO, 103,007 shares of restricted common stock were issued as a result of the conversion of the unvested enterprise junior stock outstanding immediately prior to the IPO.

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and unvested as of December 31, 2019	—	$—
Conversion of enterprise junior stock into restricted common stock pursuant to the closing of the IPO	103,007	$7.69
Issued	—	$—
Vested	(33,397)	$8.69
Forfeited	(18,064)	$3.88
Issued and unvested as of December 31, 2020	51,546	$7.44

The aggregate fair value of the restricted common stock that vested during the year ended December 31, 2020 was $0.3 million.

As of December 31, 2020, there was approximately $0.3 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 1.4 years.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Research and development	$2,247	$996
General and administrative	4,712	1,502
	$6,959	$2,498
Enterprise incentive shares	$—	$1,629
Enterprise junior stock	365	277
Restricted stock units	147	—
Restricted common stock	373	—
Stock options	6,074	592
	$6,959	$2,498

In November 2019, the Company modified the vesting terms of the enterprise junior stock performance-based awards, which were not probable of occurring as of the date of the modification, to service-based awards which vest over a four-year period. No other terms of the awards changed. The modification, which affected 13 employees, resulted in incremental equity-based compensation expense of $0.2 million which will be recognized over the remaining vesting period outlined within each award, to the extent such employees continue to provide service over the remaining vesting period.

Note 14—Warrant Liability

As of December 31, 2019, the warrant liability balance was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share. Upon the closing of the IPO, the warrants to purchase the Series B-3 Preferred Stock were automatically converted into three warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. The remaining terms and provisions of the warrants held immediately prior and subsequent to the conversion were substantially the same, including the provision under which the Company was obligated to pay the holders the greater of (i) five times the exercise price, less the exercise price, or (ii) the excess of the fair market value of a warrant share over the exercise price, in the event of a change in control in which the acquirer did not assume the warrants. As the common stock warrants embodied an obligation to repurchase the Company’s shares in exchange for specified assets that was not within the Company’s control, the Company classified the common stock warrants as a liability upon the conversion of the warrants. In July 2020, the common stock warrants were exercised under cashless (net) exercise provisions resulting in the issuance of 62,193 shares of common stock. Upon exercise of the warrants, the Company remeasured the warrant liability to its fair market value and reclassified the total carrying value of the warrant liability into additional paid-in capital. As of December 31, 2020, no common stock warrants were outstanding.

The following assumptions were used to determine the fair value of the warrants to purchase common stock and Series B-3 Preferred Stock as of the exercise date of the warrants and December 31, 2019, respectively:

	JULY 1, 2020	YEAR ENDED DECEMBER 31, 2019
Risk-free interest rate	0.31%	1.73%
Expected term (in years)	5.0	5.5
Expected volatility	75.8%	71.1%
Expected dividend yield	0.0%	0.0%
Fair value per share of underlying common stock	$46.37	$—
Fair value per share of underlying Series B-3 Preferred Stock	$—	$1.40

Note 15—Net Loss per Share

Following the Reorganization, the Company calculates net loss per share based on its outstanding shares of common stock. For the year ended December 31, 2019, the weighted-average shares of common stock outstanding includes the weighted-average number of Common 1 shares outstanding prior to the Reorganization.

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding as of December 31, 2020 and 2019, respectively, that have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive, including the Preferred Stock outstanding as of December 31, 2019 that would have been issued under the if-converted method (in shares of common stock equivalents):

	YEAR ENDED DECEMBER 31,
	2020	2019
Series A Preferred Stock	—	768,195
Series B-1 Preferred Stock	—	3,488,407
Series B-2 Preferred Stock	—	2,054,993
Series C Preferred Stock	—	1,508,503
Series D Preferred Stock	—	12,529,125
Enterprise junior stock (1)	—	676,795
Stock options	4,941,537	2,091,366
Restricted common stock	51,546	—
Restricted common units	42,100	—

(1)

For purposes of determining the conversion ratio for the enterprise junior stock, the Company utilized the fair value per share of common stock of $5.43, which was based on a valuation performed as of December 18, 2019.

Note 16—Income Taxes

For the year ended December 31, 2020 the Company recorded an $29.7 million tax benefit primarily associated with US federal income tax refunds from the carryback of the taxable losses reported in the current and prior years as a result of the March 27, 2020 enactment of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  For the year ended December 31, 2019, the Company recorded a $1.8 million income tax benefit primarily associated with the reduction of its uncertain tax positions. A summary of the income tax expense (benefit) is as follows (in thousands):

	DECEMBER 31,
	2020	2019
Current:
Federal	$(29,748)	$(1,116)
State	29	(732)
Deferred:
Federal	—	—
State	—	—
Total tax benefit	$(29,719)	$(1,848)

The CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes resulted in the generation of refunds of previously paid income taxes for which some refunds have been and some refunds are expected to be received over the next twelve months. The Company has filed refund claims related to its 2018 and 2019 tax years and anticipates filing a refund claim related to its 2020 tax year to carryback NOLs to its 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in total expected refunds of $29.7 million.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in the consolidated statements of operations and comprehensive loss is as follows:

	DECEMBER 31,
	2020	2019
Income tax computed at federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.9)%	(12.7)%
Federal research credits	(3.4)%	(20.3)%
State research credits	(0.8)%	(3.7)%
State credit expiration	0.0%	3.1%
Equity compensation	1.0%	1.2%
Partnership expenses	0.0%	0.9%
Permanent differences	0.5%	0.0%
Audit settlement	0.0%	(3.7)%
CARES Act tax rate differential	(14.4)%	0.0%
Valuation allowance	13.3%	51.2%
Effective tax rate	(29.7)%	(5.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2020	2019
Net operating loss carryforwards	$11,036	$15,103
Research and development credits	37,107	20,114
Capitalized expenses	3,202	3,280
Accrued expenses and other	2,138	1,771
Deferred revenue	—	339
Depreciation	41	—
Deferred tax asset subtotal	53,524	40,607
Less: Valuation allowance	(53,524)	(40,211)
Deferred tax assets after valuation allowance	—	396
Depreciation	—	(396)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had State NOL carryforwards of approximately $169.3 million. As of December 31, 2019, the Company had Federal and State NOL carryforwards of approximately $45.3 million and $82.9 million, respectively. The State NOL carryforwards expire at various dates through 2039. As of December 31, 2020, the Company had Federal and State research and development tax credit carryforwards of approximately $33.4 million and $4.7 million, respectively, which expire at various dates through 2038. As of December 31, 2019, the Company had Federal and State research and development tax credit carryforwards of approximately $16.5 million and $4.6 million, respectively, which expire at various dates through 2039.

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $53.5 million and $40.2 million at December 31, 2020 and December 31, 2019, respectively. The valuation allowance increased by $13.3 million during the year ended December 31, 2020, primarily as a result of the increase in Federal tax credits primarily due to tax credit utilization limitation under the CARES Act refund claims.

Utilization of the U.S. federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The following is a roll forward of the Company’s unrecognized tax benefits (in thousands):

	DECEMBER 31,
	2020	2019
Balance at beginning of year	$—	$3,165
Gross increases—tax positions of prior years	—	296
Gross increases—current period tax positions	—	—
Gross decreases—tax positions of prior years	—	(863)
Gross decreases—lapses of statute of limitations	—	(246)
Gross decreases—settlements	—	(2,352)
Balance at end of year	$—	$—

As of December 31, 2020 and 2019, the Company had zero unrecognized tax benefits. The Company did not record any interest and penalties for the unrecognized tax benefits for the years ended December 31, 2020 and 2019. During 2019, the Company concluded the examination of its 2015 and 2016 U.S. federal income tax returns and released $3.2 million of unrecognized tax benefits of which $0.9 million was recognized in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the United States federal tax jurisdiction and one state jurisdiction. The Company did not have any foreign operations during the years ended December 31, 2020 and 2019. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2017 although carryforward attributes generated in years prior may still be adjusted upon examination to the extent utilized in a future period. The IRS has notified the Company of an examination of the 2019 CARES Act carryback claim of $14.9 million in accordance with the IRS statute regarding refund claims in excess of $5.0 million. The Company does not anticipate any adjustment to the refund claim.

Note 17—Collaboration Agreements

Celgene License Agreement

Prior to January 1, 2019, the Company entered into various collaboration agreements with Celgene Corporation (“Celgene”) to engage in the performance of research and development activities with respect to discovering, developing, and commercializing drug candidates for potential treatment of human diseases and conditions. On December 28, 2018, the Company and Celgene mutually agreed to terminate all of their existing contracts, including all partially satisfied and unsatisfied obligations under such agreements (the “Termination”). Concurrently, the Company and Celgene entered into a (i) worldwide license agreement for FT-1101 for which Celgene had a license under one of its agreements prior to the Termination, and (ii) a worldwide license for USP30 being developed under the same terminated agreement which was not previously licensed prior to the Termination (the “License Agreements”). Under the License Agreements, Celgene paid the Company $77.5 million in license fees and an estimated $7.1 million in transition and transfer activities, for which Celgene ultimately paid $7.6 million (collectively, the Termination and License Agreements are referred to as the “Modified Arrangement”). The Company is eligible to receive payments of up to $30.0 million in development milestones, $150.0 million in regulatory milestones and $75.0 million in commercial milestones if such milestones are achieved by Celgene. The first eligible milestone for FT-1101 is payable upon the first patient dosed with the first licensed product comprising FT-1101 in a Phase III clinical trial. The first eligible milestone for USP30 is payable upon achievement of regulatory approval for the first licensed product comprising USP30 for first indication. Additionally, the Company will receive single-digit sales-based royalties on net sales of licensed products by Celgene.

Accounting Analysis

The Company accounted for the Modified Arrangement in accordance with Topic 606. The Modified Arrangement was comprised of multiple contracts including termination letters for the existing agreements and License Agreements. The Company concluded the multiple contracts under the Modified Arrangement should be combined for accounting purposes as they were executed at the same time and negotiated with a single commercial objective. Accordingly, the Company applied the modification guidance under Topic 606 determining that certain promised goods and services under the Modified Arrangement were distinct from those already provided while others were not distinct. Therefore, the Company updated the transaction price of the Modified Arrangement to include the deferred revenue related to the unsatisfied performance obligations prior to the termination date plus the incremental consideration received under the License Agreements.

The promises under the Modified Arrangement included worldwide development and commercialization licenses to FT-1101 and USP30 along with related technology transfer activities for each compound. The technology transfer activities included the completion of a Phase I study for FT-1101, and the transfer of clinical data and regulatory material, manufacturing know-how and data necessary for Celgene to continue the development of both FT-1101 and USP30. Without the technology transfer activities, Celgene would have been unable to fully exploit the licensed compounds and therefore each license was not distinct from its respective technology transfer activities. However, once the transfer activities were completed, Celgene was able to exploit each license independent of the other. Therefore, the technology transfer activities were combined with the associated license for two separate performance obligations (hereafter, referred to as the “FT-1101 Combined PO” and “USP30 Combined PO”).

The transaction price of the combined contract was $232.9 million, inclusive of $147.8 million related to deferred revenue of the partially satisfied obligations prior to the Termination along with $77.5 million of additional license fees, and $7.6 million of reimbursement of certain costs, including costs incurred in performing technology transfer activities. The Company concluded the consideration related to the development, regulatory and commercial milestone payments is fully constrained as the achievement of such milestones is outside of the Company’s control and it is probable that a significant reversal of revenue could occur. Further, the Company accounts for the sales-based royalties consistent with the sales- and usage-based royalty guidance when (or as) such amounts are earned.

Using various measures, including projected cash flows and data from comparable market transactions, the Company determined the estimated standalone selling prices and allocated the transaction price to the FT-1101 Combined PO and USP30 Combined PO based on their relative standalone selling prices. The allocated transaction price of the FT-1101 Combined PO and USP30 Combined PO was $157.8 million and $75.1 million, respectively.

The Company recognized revenue over time for each of these performance obligations using an input method based on a measure of cost incurred relative to total estimated cost for the technology transfer activities. This measurement approach represented the most faithful depiction of progress under the contract as the costs incurred were indicative of progress achieved. The technology transfer activities were completed, and the license rights were fully transferred to Celgene in May 2019 for the USP30 Combined PO and December 2019 for the FT-1101 Combined PO.

For the year ended December 31, 2019, the Company recognized $96.5 million of revenue related to the Modified Arrangement.

Other Collaboration Agreements

The Company has a license agreement with Boehringer Ingelheim (“BI”) for which it is eligible to receive certain development and commercialization milestone payments based on progress achieved by BI for certain research, clinical, regulatory and commercial milestones. With respect to the license agreement, all performance obligations related to the research services have been completed and all consideration related to the milestone payments are fully constrained. As the achievement of the milestones are outside of the Company’s control, it is not probable that a significant reversal of revenue would not occur. Therefore, as there are no ongoing service obligations and the milestones remain constrained, the Company will recognize revenue under the license agreement when a milestone is achieved by BI. During the year ended December 31, 2019, the Company received one milestone payment of $4.0 million when BI initiated a Phase I trial for the licensed product and recognized revenue for the full milestone payment at that time as there are no ongoing obligations. No revenue was recognized under the license agreement for the year ended December 31, 2020.

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration. The Company concluded the contract term was ten years at which point, the options expire. The Company completed the service obligations in January 2012 and, as of December 31, 2019, no options have been exercised. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Valo Health and therefore the Company’s obligation relative to the options were released and assumed by Valo Health (see Note 19).

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	END OF PERIOD
Year Ended December 31, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

Year Ended December 31, 2019
Deferred revenue	$94,031	$3,765	$96,557	$1,239
Deferred revenue, noncurrent	$1,266	$—	$1,266	$—

For the year ended December 31, 2019, $94.1 million of collaboration revenue recognized was included in deferred revenue at the beginning of the period.

The Company had no contract asset balances as of and for the years ended December 31, 2020 and 2019.

Note 18—401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. As of April 2012, by approval of the Company’s board of directors, the Company contributes to the plan in an amount equal to 100% of employee contributions up to a maximum of 6% of the employee’s base salary. The Company’s contributions to the plan for the years ending December 31, 2020 and 2019 were $1.1 million and $1.3 million, respectively.

Note 19—Hit Discovery Divestiture

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

In exchange, the Company was entitled to receive: $17.5 million in cash, of which $2.5 million was paid at closing, and $15.0 million was payable in installments through June 1, 2021 (the “Installment Receivable”); $0.5 million of reimbursements for expenses prepaid by the Company, the benefit of which was transferred to Valo Health; and equity consideration equal to $10.0 million of equity in Valo Health’s next financing round or, if Valo Health’s next equity financing did not occur prior to the one-year anniversary of the closing of the Agreement, a number of shares of preferred stock issued in Valo Health’s previous round of equity financing prior to this Agreement equal to $10.0 million divided by the price per share paid by investors in that previous equity financing (the “Equity Consideration”). Further, if Valo Health closed a financing that met certain minimum thresholds prior to June 1, 2021, Valo Health would pay the Company the balance of the unpaid Installment Receivable. The Company is also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-

country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale (“Contingent Royalty Income”).

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

The Company concluded the Equity Consideration was not a derivative instrument pursuant to ASC 815, Derivatives and Hedging, (“ASC 815”) as it could not be net settled. The Company did not have a significant influence on the operating and financial policies of Valo Health. As a result, the Equity Consideration was accounted for under ASC 321, Equity Securities, (“ASC 321”). The Company recorded the equity instrument at fair value and applied the measurement alternative under ASC 321 such that the Company would not change the amount recorded for the equity instrument unless the Company identified observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument was otherwise deemed to be impaired. The Company initially concluded the fair value of the Equity Consideration was $10.0 million based on the expected value of the equity to be received.

The fair value of the Installment Receivable was initially calculated as the present value of the then future cash payments to be received from Valo Health using a discount rate of 19.0% which factored in the risks associated with an early-stage development company. The Company used the effective interest rate to accrete the present value of the then future payments to the total amount of payments that were received from Valo Health. The fair value of the Contingent Royalty Income was determined to be de minimis given the remote likelihood the Company will receive any significant future payments.

The fair value of the total consideration received used in calculating the gain on Hit Discovery divestiture is summarized as follows (in thousands):

Fair Value
Cash consideration:
Cash due at closing	$2,961
Installment Receivable	12,593
Non-cash consideration:
Equity Consideration	$10,000
Total fair value of consideration	$25,554

The carrying value of the assets and liabilities included in the sale to Valo Health were as follows (in thousands):

Carrying Amount
Assets:
Prepaid expenses and other current assets	$1,117
Property and equipment, net	2,398
Other assets	125
$3,640
Liabilities:
Accounts payable	$159
Deferred revenue	1,239
$1,398
Net assets sold	$2,242

The Company recognized a gain on Hit Discovery divestiture of $23.3 million which is presented as a separate component of other income on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

Upon the execution of the Agreement, the Company accelerated the vesting of 23,317 stock options, 18,818 of which were held by employees who terminated employment with the Company as part of the transaction, in accordance with the respective award agreements. In addition, the Company modified 19,981 stock options to increase the exercise period from 90 days to one year from the date of termination for certain employees terminated in relation to the transaction. The incremental compensation expense associated with the modification was deemed immaterial. Separately, the Company recognized $0.5 million of research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 related to a cash bonus payable as a result of the transaction.

During the fourth quarter of 2020, Valo Health closed on their next equity financing round. In connection with the closing, the Company received preferred shares in Valo Health in an amount equal to $10.0 million and the remaining balance of the Installment Receivable. Further, the Company fully accreted the Installment Receivable which resulted in $2.4 million of interest income recorded during the year ended December 31, 2020.

The Company concluded the fair value of the equity interest received in Valo Health was equal to $10.0 million and was recorded in other assets on the Company’s consolidated balance sheet. No gain or loss was recorded by the Company in connection with the closing of Valo Health’s next equity financing round as the carrying value of the Equity Consideration immediately prior to the closing was equal to the fair value of the equity interest that was received in Valo Health as part of the equity financing.

As the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for the equity interest received in Valo Health by applying the measurement alternative under ASC 321. As of December 31, 2020, there had been no impairments to the equity interest in Valo Health.

Note 20—Selected Quarterly Data (Unaudited)

The following tables contain quarterly financial information for the years ended December 31, 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands, except share and per share data):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Collaboration revenue	$—	$—	$—	$—
Operating expenses:
Research and development	23,210	20,511	24,780	24,866
General and administrative	8,933	6,448	7,460	7,941
Restructuring charges	83	(20)	—	—
Total operating expenses	32,226	26,939	32,240	32,807
Loss from operations	(32,226)	(26,939)	(32,240)	(32,807)
Other income (expense):
Gain on Hit Discovery divestiture	23,312	—	—	—
Interest income	641	895	870	1,022
Other income (expense), net	18	(2,634)	(52)	7
Total other income (expense), net	23,971	(1,739)	818	1,029
Loss before taxes	(8,255)	(28,678)	(31,422)	(31,778)
Income tax benefit	(19,485)	(3,238)	(3,806)	(3,190)
Net income (loss) and comprehensive income (loss)	$11,230	$(25,440)	$(27,616)	$(28,588)
Net income (loss) allocable to shares of common stock, basic	$5,838	$(27,240)	$(27,616)	$(28,588)
Net income (loss) allocable to shares of common stock, diluted	$7,754	$(27,240)	$(27,624)	$(28,588)
Net income (loss) per share of common stock, basic	$2.29	$(4.58)	$(0.67)	$(0.68)
Net income (loss) per share of common stock, diluted	$0.36	$(4.58)	$(0.67)	$(0.68)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Collaboration revenue	$72,009	$17,727	$3,377	$7,444
Operating expenses:
Research and development	28,650	28,065	27,558	27,042
General and administrative	4,918	5,688	7,025	6,771
Restructuring charges	4,226	849	545	(330)
Total operating expenses	37,794	34,602	35,128	33,483
Loss from operations	34,215	(16,875)	(31,751)	(26,039)
Other income:
Gain on Hit Discovery divestiture	—	—	—	—
Interest income	1,197	782	565	306
Other income, net	301	11	201	446
Total other income, net	1,498	793	766	752
Income (loss) before taxes	35,713	(16,082)	(30,985)	(25,287)
Income tax expense (benefit)	108	(1,325)	—	(631)
Net income (loss) and comprehensive income (loss)	$35,605	$(14,757)	$(30,985)	$(24,656)
Net income (loss) allocable to shares of Common 1, basic	$5,681	$(15,357)	$(31,652)
Net income (loss) allocable to shares of Common 1, diluted	$5,371	$(15,364)	$(31,850)
Net loss allocable to shares of common stock, basic				$(28,808)
Net loss allocable to shares of common stock, diluted				$(29,255)
Net income (loss) per share of Common 1, basic	$2.23	$(6.03)	$(12.42)
Net income (loss) per share of Common 1, diluted	$2.08	$(6.03)	$(12.50)
Net loss per share of common stock, basic				$(11.31)
Net loss per share of common stock, diluted				$(11.48)

Note 21—Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and determined that there are no material events that warrant disclosure or recognition in the consolidated financial statements.

.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed on June 23, 2020).

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed on June 23, 2020).

4.1

Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 18, 2019 (incorporated by reference Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

4.2	Form of Specimen Common Stock Certificate (incorporated by reference Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

4.3

Form of Warrant Agreement between the Registrant and ATEL Ventures, Inc. (incorporated by reference Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1#

2019 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.2#

2020 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.3#	Non-Employee Director Compensation Policy (incorporated by reference Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39333) filed on November 12, 2020).

10.4#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.5#	2020 Employee Stock Purchase Plan (incorporated by reference Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.6#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.7

Lease Agreement, by and between ARE-500 Arsenal Street, LLC and Forma Therapeutics, Inc., dated May 20, 2011, as amended on July 2, 2011, January 3, 2012, May 24, 2012, July 16, 2014 and September 20, 2017 (incorporated by reference Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.8

Lease Agreement by and between ARE-MA Region No.  75, LLC, and Forma Therapeutics, Inc., dated as of September 14, 2020 (incorporated by reference Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39333) filed on November 12, 2020)

10.9

Amendment to Lease Agreement, by and between ARE-500 Arsenal Street, LLC and Forma Therapeutics, Inc. dated September 14, 2020 (incorporated by reference Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39333) filed on November 12, 2020)

10.10#

Employment Agreement between the Registrant and Steven Tregay dated October 6, 2008, as amended June 17, 2010 (incorporated by reference Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.11#

Employment Agreement between the Registrant and Robert T. Sarisky, dated August 15, 2012 (incorporated by reference Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.12#

Separation and Release Agreement between the Registrant and Steven Tregay dated October 31, 2019, as revised February 25, 2020 (incorporated by reference Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.13#	Form of Amended and Restated Employment Agreement (incorporated by reference Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.14†

Collaboration and License Agreement by and between Forma Therapeutics, Inc. and Boehringer Ingelheim International GmbH, dated December 21, 2011 (incorporated by reference Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.15†

License Agreement by and among the Registrant, Forma Therapeutics, Inc. and Celgene Alpine Investment Company II, LLC, dated December 28, 2018 (incorporated by reference Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.16†

License Agreement, by and among the Registrant, Forma Therapeutics, Inc. and Celgene Alpine Investment Company II, LLC, dated December 28, 2018 (incorporated by reference Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.17†

Asset Purchase Agreement, by and between Forma Therapeutics, Inc., Integral Health, Inc. and, solely for certain Sections, Integral Health Holdings, LLC, dated March 16, 2020 (incorporated by reference Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
**

The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Forma Therapeutics Holdings, Inc.

Date: March 30, 2021	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Frank D. Lee, Todd Shegog and Jeannette Potts, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 30, 2021.

Name	Title	Date

/s/ Frank D. Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2021
Frank D. Lee

/s/ Todd Shegog	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021
Todd Shegog

/s/ Timothy P. Clackson	Director	March 30, 2021
Timothy P. Clackson, Ph. D.

/s/ Marsha Fanucci	Director	March 30, 2021
Marsha Fanucci

/s/ Wayne A. I. Frederick	Director	March 30, 2021
Wayne A. I. Frederick, M.D.

/s/ Peter Kolchinsky	Director	March 30, 2021
Peter Kolchinsky, Ph. D.

/s/ Paolo Paoletti	Director	March 30, 2021
Paolo Paoletti, M.D.

/s/ Thomas Wiggans	Director	March 30, 2021
Thomas Wiggans

/s/ Peter J. Wirth	Director	March 30, 2021
Peter J. Wirth, J.D.

/s/ Selwyn M. Vickers	Director	March 30, 2021
Selwyn M. Vickers, M.D.