Form 10-Q
period 2021-03-31
Forma Therapeutics Holdings, Inc.
filed 2021-05-14
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 47,372,658 shares of common stock, $0.001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

∎

the timing and the success of preclinical studies and clinical trials of FT-4202 and FT-7051 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;

∎	the initiation of any clinical trials of FT-4202 and FT-7051 and any other product candidates;

∎	our need to raise additional funding before we can expect to generate any revenues from product sales;

∎	our ability to conduct successful clinical trials or obtain regulatory approval for FT-4202 and FT-7051 or any other product candidates that we may identify or develop;

∎	our heavy dependence upon the success of our research to generate and advance additional product candidates;

∎	our ability to establish an adequate safety and efficacy profile for FT-4202, FT-7051 or any other product candidates that we may pursue;

∎	the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;

∎	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;

∎	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

∎	our expectations related to estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

∎	our ability to maintain and establish collaborations;

∎	the potential benefits with the continued existence of licenses to Boehringer Ingelheim and Celgene, now Bristol-Myers Squibb;

∎

our financial performance, including our ability to obtain additional funding to fund our operation and complete further development and commercialization of our product candidates, when needed and if approved;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$97,834	$282,689
Short-term marketable securities	452,894	350,365
Income tax receivable	15,066	15,273
Prepaid expenses and other current assets	8,074	6,120
Total current assets	573,868	654,447
Property and equipment, net	1,420	1,520
Long-term marketable securities	52,996	12,534
Operating lease right-of-use asset	6,927	—
Other assets	15,025	12,470
Total assets	$650,236	$680,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,927	$4,295
Accrued expenses and other current liabilities	22,215	27,104
Operating lease liability	3,041	—
Income tax payable	374	301
Total current liabilities	28,557	31,700
Operating lease liability, noncurrent	5,214	—
Deferred rent, noncurrent	—	1,027
Total liabilities	33,771	32,727
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 47,366,541 and 47,300,231 shares issued at March 31, 2021 and December 31, 2020, respectively; 47,328,575 and 47,248,685 shares outstanding at March 31, 2021 and December 31, 2020, respectively	47	47
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	709,788	705,607
Accumulated deficit	(93,370)	(57,410)
Total stockholders’ equity	616,465	648,244
Total liabilities and stockholders’ equity	$650,236	$680,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$—	$—
Operating expenses:
Research and development	26,343	23,210
General and administrative	9,867	8,933
Restructuring charges	—	83
Total operating expenses	36,210	32,226
Loss from operations	(36,210)	(32,226)
Other income:
Gain on Hit Discovery divestiture	—	23,312
Interest income	262	641
Other (expense) income, net	(4)	18
Total other income, net	258	23,971
Loss before taxes	(35,952)	(8,255)
Income tax expense (benefit)	8	(19,485)
Net (loss) income and comprehensive (loss) income	$(35,960)	$11,230
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	(1,936)
Undistributed earnings allocable to participating securities	—	(3,456)
Net (loss) income allocable to shares of common stock, basic	$(35,960)	$5,838
Change in fair value attributable to warrants to purchase Series B-3 convertible preferred stock	—	(20)
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	1,936
Net (loss) income allocable to shares of common stock, diluted	$(35,960)	$7,754
Net (loss) income per share of common stock:
Basic	$(0.76)	$2.29
Diluted	$(0.76)	$0.36
Weighted-average shares of common stock outstanding:
Basic	47,295,013	2,548,079
Diluted	47,295,013	21,392,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	1,936
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—
Balance at March 31, 2020	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$102,232

Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series C Convertible Preferred Stock		Common Stock		Enterprise Junior Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	6,452,619	$385	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,936)	(1,936)
Exercise of options to purchase common stock	—	—	496	—	—	—	3	—	3
Exercise of warrant to purchase common stock	—	—	297,241	—	—	—	12	—	12
Equity-based compensation	—	—	—	—	38,339	—	1,210	—	1,210
Net income and comprehensive income	—	—	—	—	—	—	—	11,230	11,230
Balance at March 31, 2020	6,452,619	$385	2,548,433	$2	2,635,430	$3	$2,341	$26,034	$28,765

Balance at December 31, 2020	—	$—	47,248,685	$47	—	$—	$705,607	$(57,410)	$648,244
Exercise of options to purchase common stock	—	—	68,389	—	—	—	333	—	333
Vesting of restricted stock	—	—	11,501	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	3,848	—	3,848
Net loss and comprehensive loss	—	—	—	—	—	—	—	(35,960)	(35,960)
Balance at March 31, 2021	—	$—	47,328,575	$47	—	$—	$709,788	$(93,370)	$616,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(35,960)	$11,230
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	183	543
Non-cash operating lease expense	375	—
Equity-based compensation	3,848	1,210
Change in fair value of warrant liability	—	(20)
Amortization (accretion) of marketable securities	377	(27)
Gain on Hit Discovery divestiture	—	(23,312)
Interest income on future cash payments from Valo Health	—	(117)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	227
(Increase) in income taxes receivable	207	(19,486)
(Increase) in prepaid expenses and other current assets	(1,954)	(1,192)
(Increase) in other assets	(2,555)	—
(Decrease) in accounts payable	(1,368)	(1,420)
(Decrease) in accrued expenses and other current liabilities	(3,990)	(958)
Increase in income taxes payable	73	—
(Decrease) in operating lease liability	(473)	(97)
Net cash used in operating activities	(41,237)	(33,419)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(257,868)	(32,080)
Proceeds from maturity of marketable securities	114,500	—
Purchases of property and equipment	(83)	(78)
Net proceeds from Hit Discovery divestiture	—	2,840
Net cash used in investing activities	(143,451)	(29,318)
Cash flows from financing activities
Proceeds from exercise of warrant to purchase common stock	—	12
Proceeds from exercise of options to purchase common stock	333	3
Payment of issuance costs on Series D redeemable convertible preferred stock	—	(239)
Payment of public offering costs	(500)	(11)
Net cash used in financing activities	(167)	(235)
Net decrease in cash, cash equivalents and restricted cash	(184,855)	(62,972)
Cash, cash equivalents and restricted cash, beginning of the period	285,159	173,796
Cash, cash equivalents and restricted cash, end of the period	$100,304	$110,824
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of Topic 842	$7,478	$—
Accretion of preferred return and cumulative dividends on preferred securities	$—	$1,936
Deferred issuance costs on Series D redeemable convertible preferred stock in accruals	$—	$20
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$1,025
Installment Receivable, current and noncurrent, in prepaid expenses and other current assets and other assets (Note 17)	$—	$12,710
Equity Consideration in other assets (Note 17)	$—	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—Organization and Nature of Business

On October 2, 2019, Forma Therapeutics Holdings, LLC, a Delaware limited liability company formed in December 2011, was reorganized into Forma Therapeutics Holdings, Inc. Forma Therapeutics Holdings, Inc. and its wholly-owned subsidiaries, hereinafter collectively, “the Company”, is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers.

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

Liquidity

The Company is focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. The Company is building a pipeline of therapeutics with a focus on these areas and has devoted substantially all of its resources to the research and development of its drug development efforts, comprised of research and development, manufacturing, conducting clinical trials, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain sustained profitable operations through commercialization of products.

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

The Company has determined that its cash, cash equivalents and marketable securities of $603.7 million as of March 31, 2021 will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during the three months ended March 31, 2021. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements include the accounts of Forma Therapeutics Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of redeemable convertible and convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

With the exception of the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”), the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The carrying amounts of the Company’s cash equivalents approximate their fair value due to their short-term nature.

Amounts in restricted cash consist of letters of credit to secure the Company’s facilities, including its new lease for office and laboratory space entered into in September 2020 (see Note 7). Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of March 31, 2021 and 2020 to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$97,834	$110,329
Restricted cash	2,470	495
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$100,304	$110,824

Marketable Securities

Marketable securities generally consist of U.S. Treasury securities, debt securities of U.S. government agencies and corporate entities and commercial paper. The objectives for holding investments are to invest the Company’s excess cash resources in investment vehicles that provide a better rate of return compared to an interest-bearing bank account with limited risk to the principal invested. Marketable securities with original maturities of greater than 90 days and remaining maturities of less than one year from the balance sheet date are classified as short-term marketable securities. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term marketable securities. All investments are classified as held-to-maturity marketable securities as the Company does not have intent to sell these securities and it is more likely than not the Company will not be required to sell such investments before recovery of their amortized cost basis. Held-to-maturity securities are stated at their amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the condensed consolidated statements of operations and comprehensive (loss) income.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net (loss) income and comprehensive (loss) income presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.

Equity-Based Compensation

The Company accounts for equity awards, including grants of enterprise incentive shares, enterprise junior stock, stock options, restricted stock units and restricted common stock, in accordance with ASC 718, Compensation – Stock Compensation (“Topic 718”). Topic 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the condensed consolidated statements of operations and comprehensive (loss) income based on their grant date fair values. The Company estimates the grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of the Company’s common stock on the grant date. The Company recognizes equity-based compensation expense for any non-employee awards consistent with equity awards issued to employees. As it relates to both employee and non-employee equity awards, the Company has elected to account for forfeitures as they occur.

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

Prior to the IPO, for awards granted in the first quarter of 2020, the Company used a probability-weighted expected returns method (“PWERM”) with four scenarios to value the common stock underlying the awards: an IPO, a delayed IPO, a sale of the Company and a remain private scenario. In the IPO and sale scenarios, the Company estimated an equity value based on the guideline public company method under a market approach. The guideline public companies consisted of biopharmaceutical companies with recently completed initial public offerings. For the remain private scenario, the Company back-solved to the price of a recently issued preferred security. The Company converted its estimated future value in each scenario to present value using a risk-adjusted discount rate. The relative probability of each scenario was determined based on an assessment of then-current market conditions. Where appropriate, the Company applied a discount for lack of marketability to the value indicated for the common stock. The valuation methodology used to value the common stock prior to the IPO included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common stock at each valuation date.

For awards with service-based vesting conditions, the Company recognizes equity-based compensation expense on a straight-line basis over the vesting period. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when the Company determines the achievement of the performance condition is probable. The Company classifies equity-based compensation expense in its condensed consolidated statements of operations and comprehensive (loss) income consistent with the classification of the award recipient’s compensation expense.

Leases

Effective January 1, 2021, the Company adopted Topic 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

The Company evaluates whether an arrangement is or contains a lease at the inception date. If determined to be or contain a lease, the Company determines the classification of the lease at the commencement date, which represents the date at which the lessor makes the underlying asset available for use by the Company. When determining the expected accounting lease term, the Company includes the noncancellable lease term, together with periods covered by (i) an option to extend the lease if the Company is reasonably certain to exercise such option, (ii) an option to terminate the lease if the Company is reasonably certain not to exercise such option and (iii) an option to extend or not terminate the lease where the exercise of such option is controlled by the lessor. The Company has elected the short-term lease exemption, which allows the Company to not recognize lease liabilities and right-of-use assets arising from lease arrangements with original lease terms of twelve months or less. The Company elected the practical expedient to not separate lease and non-lease components for its real estate leases.

Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments under the arrangement. The Company measures its lease liabilities as the present value of the lease payments, discounted using an incremental borrowing rate, as interest rates implicit in lease arrangements are generally not readily determinable. The Company measures its right-of-use assets as the present value of its lease payments at the commencement date, adjusted for prepaid rent payments and tenant incentives. The incremental borrowing rate represents the interest rate at which the Company could borrow an amount equal to the lease payments on a fully collateralized basis, over a similar term, in a similar economic environment. The Company recognizes rent expense for operating leases on a straight-line basis. The Company recognizes variable lease expenses as incurred.

The Company remeasures right-of-use assets and lease liabilities when a lease is modified, and the modification is not accounted for as a separate contract. A modification is accounted for as a separate contract if the modification grants the Company an additional right of use not included in the original lease arrangement and the increase in lease payments is commensurate with the additional right of use. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB Topic 842 which supersedes the existing guidance for lease accounting. The FASB has issued several updates to the standard which: (i) clarify how to apply certain aspects of the new standard; (ii) provide an additional transition method for adoption of the new standard; (iii) provide a practical expedient for certain lessor accounting; and (iv) amend certain narrow aspects of the guidance. Topic 842 requires the identification and classification of arrangements that are or contain a lease. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 is calculated using the applicable incremental borrowing rate at the date of adoption. Topic 842 is effective for the Company on January 1, 2022, with early adoption permitted. The Company elected to early adopt the new standard and used the modified retrospective approach effective January 1, 2021 as the initial date of application. The Company elected the available package of practical expedients which allowed the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. As a result of the adoption of Topic 842, the Company recorded (i) an operating lease liability of $8.9 million and (ii) an operating lease right-of-use asset of $7.5 million, net of the unamortized balance of deferred rent liability and tenant improvement allowances as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations. A summary of the impact of the adoption is as follows (in thousands):

	December 31, 2020	Impact of Adoption	January 1, 2021
Operating lease right-of-use asset	$—	$7,478	$7,478
Accrued expenses and other current liabilities	27,104	(399)	26,705
Operating lease liability, current	—	3,025	3,025
Deferred rent, noncurrent	1,027	(1,027)	—
Operating lease liability, noncurrent	—	5,879	5,879

Note 3—Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	March 31, 2021	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Money market funds	62,993	62,993	—	—
Commercial paper	19,999	—	19,999	—
Assets—Short-term marketable securities
U.S. Government agency securities	61,708	—	61,708	—
U.S. Treasury securities	21,209	21,209	—	—
Commercial paper	330,550	—	330,550	—
Corporate debt securities	39,468	—	39,468	—
Assets—Long-term marketable securities
U.S. Government agency securities	29,981	—	29,981	—
U.S. Treasury securities	23,003	23,003	—	—
Total	$600,911	$107,205	$493,706	$—

	Fair Value Measurements at the Reporting Date Using
	December 31, 2020	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Commercial paper	22,493	—	22,493	—
Money market funds	227,987	227,987	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	55,469	—	55,469	—
U.S. Treasury securities	38,294	38,294	—	—
Commercial paper	237,735	—	237,735	—
Corporate debt securities	18,873	—	18,873	—
Assets—Long-term marketable securities
U.S. Government agency securities	7,049	—	7,049	—
Corporate debt securities	5,492	—	5,492	—
Total	$625,392	$266,281	$359,111	$—

During the three months ended March 31, 2021 and three months ended March 31, 2020 there were no transfers into or out of Level 3.

During the three months ended March 31, 2020, the Company recognized a gain on the remeasurement of the warrant liability, which was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share (“Series B-3 Preferred Warrants”).

The value for the warrant liability balance was based on a Black-Scholes option pricing model using significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Gains and losses on remeasurement of Level 3 securities are included in other (loss) income, net on the condensed consolidated statements of operations and comprehensive (loss) income. The warrants were exercised in July 2020 and as of March 31, 2021, the Company had no outstanding warrants.

The following assumptions were used to determine the fair value of the warrants to purchase Series B-3 Preferred Stock:

March 31, 2020
Risk-free interest rate	0.4%
Expected term (in years)	5.3
Expected volatility	72.6%
Expected dividend yield	0.0%
Fair value per share of underlying Series B-3 Preferred Stock	$1.46

The following table provides a summary of changes in fair value of the Level 3 warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2019	$364
Change in fair value	(20)
Balance at March 31, 2020	$344

Note 4—Marketable Securities

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the condensed consolidated balance sheets as they are considered held-to-maturity securities.

The Company’s investments by type consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$91,687	$17	$(15)	$91,689
U.S. Treasury securities	44,201	11	—	44,212
Commercial paper	330,520	41	(11)	330,550
Corporate debt securities	39,482	—	(14)	39,468
Total	$505,890	$69	$(40)	$505,919

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$62,508	$10	$—	$62,518
U.S. Treasury securities	38,287	7	—	38,294
Commercial paper	237,733	18	(16)	237,735
Corporate debt securities	24,371	3	(9)	24,365
Total	$362,899	$38	$(25)	$362,912

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the condensed consolidated financial statements.

As of March 31, 2021 and December 31, 2020, the Company held 28 and 16 investments, respectively, in an unrealized loss position with an aggregate fair value of $191.4 million and $93.7 million, respectively. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The aggregate of individual unrealized losses as of March 31, 2021 and December 31, 2020 was not significant.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses	$6,065	$4,793
Other non-trade receivables	2,009	1,327
	$8,074	$6,120

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer and office equipment	$2,294	$2,253
Software	2,473	2,473
Lab equipment	4,602	4,560
Furniture and fixtures	377	377
Leasehold improvements	3,402	3,402
	13,148	13,065
Less: Accumulated depreciation	(11,728)	(11,545)
	$1,420	$1,520

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2021 and 2020 totaled $0.2 million and $0.5 million, respectively.

Note 7—Leases

The Company’s operating lease activity is primarily comprised of noncancelable facilities leases for office and laboratory space in Watertown, MA and Branford, CT. The Company’s Watertown, MA lease (the “Arsenal Street Lease”) is with a landlord who is an investor and related party of the Company. As amended on September 30, 2017, the Arsenal Street Lease is subject to annual increases to base rent over a term expiring in January 2024. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The Arsenal Street Lease included a tenant improvement allowance of $0.5 million, of which the Company has used the entire allowance. The Arsenal Street Lease terms provide for one five-year extension term with base rent calculated on the then-market rate. The Arsenal Street Lease is secured by a letter of credit of $0.5 million that is classified in other assets on the condensed consolidated balance sheets.

As amended on January 1, 2018, the Company’s Branford, CT lease is subject to annual increases to base rent over a term expiring in December 2023. The lease included a tenant improvement allowance of $1.0 million, of which $0.1 million remains unused. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The lease terms provide for one five-year extension term with base rent calculated on a discounted then-market rate. Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Valo Health. Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.6 million, $0.8 million and $0.8 million for the nine months ended December 31, 2021, and years ended December 31, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Valo Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase Agreement (the “Agreement”) executed pursuant to the sale (see Note 17). During the three months ended March 31, 2021, the Company recorded rent expense under the head lease of $0.2 million, offset by sublease income of $0.2 million, both of which are included as components of operating lease cost in the table below.

The components of operating lease expense were as follows (in thousands):

Three Months Ended March 31, 2021
Operating lease cost	$468
Variable lease cost	226
$694

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$564

Future minimum lease payments under noncancellable leases as of March 31, 2021 were as follows (in thousands):

Operating Leases
2021 (excluding the three months ended March 31, 2021)	$2,334
2022	3,177
2023	3,246
2024	197
2025	—
Total lease payments	8,954
Present value adjustment	(699)
Present value of operating lease liabilities	$8,255

As of March 31, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.8 years.

In September 2020, the Company entered into a new lease for office and laboratory space with the landlord of the Company’s Arsenal Street Lease in Watertown, MA (the “Beacon Street Lease”). The Beacon Street Lease, which includes office and laboratory space, is subject to base rent of $0.3 million per month, plus its ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the Beacon Street Lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. The Company paid first month’s rent of $0.3 million upon execution of the Beacon Street Lease agreement and delivered a letter of credit of $2.0 million, which are classified in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet, respectively. Such amounts are refundable if the landlord does not deliver the premises under the Beacon Street Lease within a certain period of time. No further rent or operating expenses are owed until the Company takes occupancy at the contractual commencement date, which is currently anticipated to be in August 2021. Concurrent with the execution of the Beacon Street Lease, the Arsenal Street Lease was amended to expire 30 days following the lease commencement date of the Beacon Street Lease. Upon the lease commencement of the Beacon Street Lease, the Company will no longer be obligated to make future rent payments under the Arsenal Street Lease. If the Beacon Street Lease does not commence, the Company remains obligated to the Arsenal Street Lease.

The Beacon Street Lease requires the landlord to perform a scope of work to build-out the base building prior to the construction of the Company’s premises. The Company concluded the accounting commencement date will occur when the landlord completes the build-out of the base building and control passes to the Company, which the Company currently anticipates occurring in June 2021. The Company will assess the classification of the Beacon Street Lease at the accounting commencement date, measure the right-of-use asset and lease liability and begin recording leasehold improvements. The Company will concurrently assess the impact this has on the Arsenal Street right-of-use asset and lease liability. At the accounting commencement date, the prepaid rent will be reclassified as an increase in the right-of-use asset which will be reduced by the tenant improvement allowance. During the three months ended March 31, 2021, the Company paid a deposit of $2.6 million which represents the estimated cost of leasehold improvements in excess of the tenant improvement allowance that will be contributed towards leasehold improvements that will be constructed by the landlord on the Company’s behalf. The deposit is classified in other assets on the condensed consolidated balance sheets.

In May 2021, the Company modified the Arsenal Street Lease to reduce the rentable square feet by approximately 50%. Pursuant to the modification, annual base rent and the Company’s share of operating expenses were reduced proportionate with the reduction in rentable square feet. There was no modification to the lease term for the remaining space, which remains subject to expiration thirty days following the lease commencement date of the Beacon Street Lease.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Employee compensation	$3,430	$6,834
Professional and consulting services	899	1,008
Research and development related accruals	17,035	18,290
Other current liabilities	851	972
	$22,215	$27,104

Note 9—Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2021 and December 31, 2020, the Company had not incurred any costs for the above guarantees and indemnities.

Note 10—Restructuring Charges

In January 2019, the Company undertook an organization realignment to reduce the Company’s cost base and simplify its business goals to focus on a wholly owned pipeline. To achieve this cost reduction, the Company reduced its headcount by approximately 40%. The total restructuring charges incurred of $5.4 million were comprised of termination benefits including expenses for severance, health benefits and outplacement services. The Company did not incur any charges in the first quarter of 2021 and the remaining balance of its restructuring accrual was paid in June 2020.

The following table summarizes the restructuring activity incurred during the three months ended March 31, 2020 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2019	$325
Restructuring costs incurred	83
Termination benefits paid	(240)
Balance at March 31, 2020	$168

Note 11—Redeemable Convertible and Convertible Preferred Stock

Immediately prior to the closing of the IPO, the Company had an aggregate of 86,062,799 shares of redeemable convertible and convertible preferred stock issued and outstanding which automatically converted into 20,349,223 shares of common stock. Subsequent to the closing of the IPO, no shares of preferred stock were issued or outstanding.

As of March 31, 2020, the Company’s preferred stock consisted of the following (in thousands, except share data):

	Preferred Stock Authorized	Preferred Stock Issued And Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A	2,304,815	2,304,815	$4,656	$4,801	768,195
Series B-1	14,921,676	14,921,676	20,907	18,942	3,488,407
Series B-2	8,790,249	8,790,249	12,272	10,626	2,054,993
Series B-3	299,999	—	—	—	—
Series C	6,452,619	6,452,619	385	—	1,508,503
Series D	53,593,440	53,593,440	102,232	102,232	12,529,125
	86,362,798	86,062,799	$140,452	$136,601	20,349,223

Upon the closing of the IPO, the Company filed the Second Amended Certificate of Incorporation to authorize 10,000,000 shares of preferred stock which were designated as undesignated preferred stock. As of March 31, 2021, no shares of preferred stock were issued or outstanding.

Note 12—Stockholders’ Equity

Common Stock Reserved for Future Issuances

As of March 31, 2021, the Company had reserved for future issuance the following number of shares of common stock:

Stock Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	3,929,379
For exercise of stock options under the 2020 Stock Option and Incentive Plan	1,927,047
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	630,160
For future issuance under the 2020 Stock Option and Incentive Plan	2,889,988
For future issuance under the 2020 Employee Stock Purchase Plan	840,032
10,216,606

Note 13—Equity-Based Compensation

2020 Stock Option and Incentive Plan

The Company grants stock-based awards under the 2020 Stock Option and Incentive Plan (“2020 Plan”). All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 and 2019 Plans are added back to the shares of common stock available for issuance under the 2020 Plan, while all unvested shares under the 2012 Plan that are forfeited, cancelled or are otherwise terminated that are reserved under the 2012 Plan are automatically retired. The Company also has stock options and restricted common stock outstanding under the 2019 Stock Incentive Plan (“2019 Plan”) and 2012 Equity Incentive Plan, as Amended and Restated, (“2012 Plan”) respectively, but is no longer granting awards under such plans. On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,892,009 shares as a result of the automatic increase provision of the 2020 Plan. As of March 31, 2021, there were 2,889,988 shares available for future issuance under the 2020 Plan.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,455	$369
General and administrative	2,393	841
	$3,848	$1,210

Enterprise junior stock	$—	$231
Restricted common stock	100	—
Restricted stock units	1,050	—
Stock options	2,698	979
	$3,848	$1,210

Stock Options

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,941,537	$8.62	9.1	$130,802
Granted	1,020,795	38.18	—	—
Exercised	(68,389)	5.12	—	—
Forfeited	(37,517)	5.23	—	—
Outstanding as of March 31, 2021	5,856,426	$13.83	9.1	$95,441
Exercisable as of March 31, 2021	1,307,293	$5.22	8.7	$29,803
Vested and expected to vest as of March 31, 2021	5,856,426	$13.83	9.1	$95,441

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 and 2020 was $25.68 and $3.54, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $2.3 million.

As of March 31, 2021, there was approximately $44.7 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 3.0 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options, presented on a weighted average basis:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Risk-free interest rate	0.94%	1.50%
Expected term (in years)	6.1	6.0
Expected volatility	78.0%	73.9%
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$38.18	$5.43

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested as of December 31, 2020	42,100	$42.26
Granted	588,060	$38.24
Unvested as of March 31, 2021	630,160	$38.50

No restricted stock units were granted during the three months ended March 31, 2020. As of March 31, 2021, there was approximately $23.1 million of unrecognized equity-based compensation expense related to the restricted common units that is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and unvested as of December 31, 2020	51,546	$7.44
Vested	(11,501)	$10.34
Forfeited	(2,079)	$14.88
Issued and unvested as of March 31, 2021	37,966	$6.12

The aggregate fair value of restricted common stock that vested during the three months ended March 31, 2021 was $0.1 million.

As of March 31, 2021, there was approximately $0.2 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 1.4 years.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) became effective June 2020. On January 1, 2021, the number of shares of common stock available for issuance under the ESPP increased by 472,487 shares as a result of the automatic increase provision of the ESPP. As of March 31, 2021, no shares have been issued under the ESPP and 840,032 shares remain available for issuance.

Note 14—Net (Loss) Income per Share

The following is a reconciliation of weighted-average common stock outstanding used in calculating basic net income per share to weighted-average common stock outstanding used in calculating diluted net income per share:

Three Months Ended March 31, 2020
Weighted-average common stock outstanding, basic	2,548,079
Add: Effect of dilutive securities
Series B-3 Preferred Warrants	3,961
Series A Preferred Stock	768,195
Series B-1 Preferred Stock	3,488,407
Series B-2 Preferred Stock	2,054,993
Series D Preferred Stock	12,529,125
Weighted-average common stock outstanding, diluted	21,392,760

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Series C Preferred Stock	—	1,508,503
Enterprise junior stock (1)	—	792,878
Stock options	5,856,426	3,890,596
Restricted common stock	37,966	—
Restricted stock units	630,160	—

(1)  For purposes of determining the conversion ratio for the enterprise junior stock, the Company utilized the fair value per share of common stock of $5.48, which was based on a valuation performed as of March 15, 2020.

Note 15—Income Taxes

Income taxes for the three months ended March 31, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three months ended March 31, 2021 and 2020, the Company recorded an insignificant income tax expense and an income tax benefit $19.5 million, respectively. The Company’s income tax expense for the three months ended March 31, 2021 was related to state tax expense generated against investment income. The income tax benefit for the three months ended March 31, 2020 was related to refunds arising from the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 and some refunds are expected to be received over the next twelve months. The Company has filed refund claims related to its 2018 and 2019 tax years and anticipates filing a refund claim related to its 2020 tax year to carryback NOLs to its 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $29.7 million, of which $19.5 million was recognized through March 31, 2020.

Note 16—Collaboration Agreements

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration over the ten-year contract term. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Valo Health and therefore the Company’s obligation relative to the options were released and assumed by Valo Health (see Note 17).

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	Beginning of Period	Additions	Deductions	End of Period
Three months ended March 31, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

 During the three months ended March 31, 2021 and 2020, the Company recognized no revenue.

The Company had no contract asset balances as of and for the months ended March 31, 2021 and 2020.

Note 17—Hit Discovery Divestiture

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

The fair value of the total consideration received, as of the transaction date, used in calculating the gain on Hit Discovery divestiture is summarized as follows (in thousands):

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

The Company recognized a gain on Hit Discovery divestiture of $23.3 million which is presented as a separate component of other income on the Company’s condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2020.

For the three months ended March 31, 2020, the Company recorded interest income of approximately $0.1 million related to the accretion of the Installment Receivable.

Upon the execution of the Agreement, the Company accelerated the vesting of 23,317 stock options, 18,818 of which were held by employees who terminated employment with the Company as part of the transaction, in accordance with the respective award agreements. In addition, the Company modified 19,981 stock options to increase the exercise period from 90 days to one year from the date of termination for certain employees terminated in relation to the transaction. The incremental compensation expense associated with the modification was deemed immaterial. Separately, the Company recognized $0.5 million of research and development expense in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2020 related to a cash bonus payable as a result of the transaction.

During the fourth quarter of 2020, Valo Health closed on their equity financing round. In connection with the closing, the Company received preferred shares in Valo Health in an amount equal to $10.0 million and the remaining balance of the Installment Receivable.

The Company concluded the fair value of the equity interest received in Valo Health was equal to $10.0 million and continues to record the equity interest in other assets on the Company’s consolidated balance sheet as of March 31, 2021. No gain or loss was recorded by the Company in connection with the closing of Valo Health’s equity financing round as the carrying value of the Equity Consideration immediately prior to the closing was equal to the fair value of the equity interest that was received in Valo Health as part of the equity financing.

As the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for the equity interest received in Valo Health by applying the measurement alternative under ASC 321. As of March 31, 2021 and December 31, 2020, no impairments, nor any upward or downward adjustments have been recognized on the equity interest in Valo Health as a result of the application of the measurement alternative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of small molecule product candidates focused on indications with significant unmet patient need. Our pipeline consists of six product candidates, two of which we are actively developing ourselves, FT-4202 for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. We are simultaneously pursuing partnerships for two product candidates, olutasidenib (formerly FT-2102), a selective inhibitor for cancers with isocitrate dehydrogenase 1 gene mutations, or IDH1m, and FT-8225, which is a liver-targeted fatty acid synthase, or FASN, inhibitor. Additionally, we have licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, or Celgene, based on molecules that we discovered.

Our lead product candidate, FT-4202, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. We are evaluating FT-4202 in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. We completed the healthy volunteer portion of the trial in May 2019 and presented data at the 2019 American Society of Hematology meeting demonstrating the tolerability and proof of mechanism of FT-4202 in healthy volunteers. We reported data from a single dose cohort in seven SCD patients in June 2020, data from the first 300mg daily dose cohort of nine SCD patients in December 2020, and initial blinded results from the 600mg daily dose cohort in March 2021. Based on the results of the ongoing Phase I trial, we opened a global pivotal Phase II/III trial in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for FT-4202 in SCD patients. The European Medicines Agency has granted Orphan Drug designation to FT-4202 for the treatment of SCD.

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

We are pursuing partnerships for our other compounds, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1, and FT-8225, an inhibitor of fatty acid synthase, or FASN, programs. We have successfully completed a registrational Phase II trial for relapsed / refractory acute myeloid leukemia, or R/R AML, that reported positive interim results in October 2020, and are preparing a new drug application, or NDA for submission to the FDA. We are also completing an exploratory Phase I clinical trial for glioma, from which we reported results at the American Society of Clinical Oncology (ASCO) meeting in 2020 demonstrating disease control in a significant proportion of patients.

Since our founding in 2007, we have devoted substantially all of our resources to the research and development of our drug discovery technology, developing our pipeline, building our intellectual property portfolio and raising capital. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors, and the completion of our initial public offering (IPO), and subsequent follow-on offering.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net (loss) income was ($36.0) million and $11.2 million for the three months ended March 31, 2021 and 2020, respectively.   As of March 31, 2021 and December 31, 2020, our accumulated deficit was $93.4 million and $57.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

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

We have determined that our cash, cash equivalents and marketable securities of $603.7 million as of March 31, 2021 will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow on public offering. We have experienced significant negative cash flows from operations during the three months ended March 31, 2021. We do not expect to experience any significant positive cash flows from our existing license and collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, or the COVID-19 pandemic, which continues to spread throughout the U.S. and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. To date, many clinical trials, including ours, have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The COVID-19 pandemic has impacted patients’ visits to study sites for both our FT-4202 and olutasidenib programs. We continue to work closely with our CROs and the study sites to ensure patient safety and help facilitate study conduct. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. Our collaboration arrangements with Celgene were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. We expect revenue for the next several years will be derived primarily from milestone payments under our existing license agreements with Celgene and Boehringer Ingelheim, if Celgene or Boehringer Ingelheim achieve certain specified research, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the quarters ending March 31, 2021 and 2020.

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

	Three Months Ended March 31,
	2021	2020
FT-4202	$9,794	$3,709
FT-7051	969	570
Olutasidenib	3,963	7,225
FT-8225	39	1,062
External predevelopment and unallocated expenses	2,492	1,533
Internal research and development expenses	9,086	9,111
	$26,343	$23,210

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our FT-4202 and FT-7051 programs to increase as the programs progress through clinical development. We expect costs associated with olutasidenib to decrease over time, as the ongoing clinical trials for olutasidenib in AML and solid tumors progress towards completion. We do not anticipate significant future costs for FT-8225.

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

Restructuring Charges

Restructuring charges consist of termination costs, including employee severance, health benefits, and outplacement services, incurred as a result of our January 2019 organization realignment. See Note 9 to our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 30, 2021 and unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for additional information on our restructuring charges.

Interest Income

Interest income consists of interest generated from our cash, cash equivalents and marketable securities, amortization and accretion of purchase premiums and discounts associated with our investments, and the accretion of the carrying value of the installment receivable from the divestiture of our hit discovery capabilities to Valo Health, Inc., or Valo Health, to its fair value.

Gain on Hit Discovery Divestiture

Gain on Hit Discovery divestiture consists of the gain recognized on the divestiture of our hit discovery capabilities and represents the fair value of the consideration received in excess of net assets sold.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gains and losses recognized from recording our warrants at fair value.

Income Taxes

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses, or NOLs originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. This change resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 and some refunds are expected to be received over the next twelve months. We have filed refund claims related to our 2018 and 2019 tax years and anticipate filing a refund claim related to our 2020 tax year to carryback NOLs to 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in total expected refunds of $29.7 million, of which $19.5 million was recognized through March 31, 2020.

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	26,343	23,210	3,133
General and administrative	9,867	8,933	934
Restructuring charges	—	83	(83)
Total operating expenses	36,210	32,226	3,984
Loss from operations	(36,210)	(32,226)	(3,984)
Other income:
Gain on Hit Discovery divestiture	—	23,312	(23,312)
Interest income	262	641	(379)
Other (expense) income, net	(4)	18	(22)
Total other income, net	258	23,971	(23,713)
Loss before taxes	(35,952)	(8,255)	(27,697)
Income tax expense (benefit)	8	(19,485)	19,493
Net (loss) income	$(35,960)	$11,230	$(47,190)

Collaboration Revenue

 There was no collaboration revenue for the three months ended March 31, 2021 and 2020.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	($)
FT-4202	$9,794	$3,709	$6,085
FT-7051	969	570	399
Olutasidenib	3,963	7,225	(3,262)
FT-8225	39	1,062	(1,023)
External predevelopment and unallocated expenses	2,492	1,533	959
Internal research and development expenses	9,086	9,111	(25)
Total research and development expense	$26,343	$23,210	$3,133

Research and development expense increased by $3.1 million from $23.2 million for the three months ended March 31, 2020 to $26.3 million for the three months ended March 31, 2021.

The increase in research and development expense was primarily attributable to a $6.1 million increase in FT-4202 due to the conduct of our Phase I trial, clinical product manufacturing, and the advancement of our Phase II/III trial, a $1.0 million increase in spending on external predevelopment candidate expenses and unallocated expenses due to advancement of prioritized programs, a decrease in spending of $3.3 million on olutasidenib related to the timing of product manufacturing, completion of enrollment in the pivotal study and decrease in activities related to the companion diagnostic, and a decrease of $1.0 million in FT-8225 due to completion of preclinical studies and timing of product manufacturing.

General and Administrative Expense

General and administrative expense increased by approximately $1.0 million to $9.9 million for the three months ended March 31, 2021 from $8.9 million for the three months ended March 31, 2020.

The increase in general and administrative expense was primarily attributable to a $1.6 million increase in equity-based compensation, and a $0.6 million increase in insurance related expense, partially offset by a reduction of $1.0 million related to legal, consulting, and other professional fee expenses.

Restructuring Charges

In the three months ended March 31, 2020, we incurred restructuring charges of approximately $0.1 million due to termination costs, including employee severance, health benefits, and outplacement services associated with our January 2019 organization realignment.

Gain on Hit Discovery Divestiture

In the quarter ended March 31, 2020, we recognized a gain of $23.3 million related to the divestiture of our hit discovery capabilities. See Note 17 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 for additional information on the gain on Hit Discovery divestiture.

Interest Income

Interest income decreased by approximately $0.4 million from $0.6 million for the three months ended March 31, 2020 compared to $0.3 million for the three months ended March 31, 2021. The decrease was primarily due to interest on the future cash payments from Valo Health and offset by the amortization and accretion of purchase premiums and discounts associated with our investments.

Income Taxes

In the three months ended March 31, 2021, we recorded an insignificant income tax expense which is related to the state tax expense generated against investment income. In the three months ended March 31, 2020, we recorded an income tax benefit of $19.5 million, which is related to the impact on projected 2020 carryback refunds arising from the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of the IPO. From inception through March 31, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $603.7 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with Celgene and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the three months ended March 31, 2021 we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in:
Operating activities	$(41,237)	$(33,419)
Investing activities	(143,451)	(29,318)
Financing activities	(167)	(235)
Net decrease in cash, cash equivalents and restricted cash	$(184,855)	$(62,972)

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

Net cash used in operating activities increased by approximately $7.8 million from $33.4 million for the three months ended March 31, 2020 to $41.2 million for the three months ended March 31, 2021. The increase was primarily attributable to the net loss incurred in the three months ended March 31, 2021.

Investing Activities

Net cash used in investing activities increased by approximately $114.1 million from $29.3 million for the three months ended March 31, 2020 to $143.5 million for the three months ended March 31, 2021. The increase was primarily attributable to a $114.5 million increase in proceeds from the maturity of marketable securities, offset by a $225.0 million increase in purchases of held-to-maturity marketable securities.

Financing Activities

For the three months ended March 31, 2021, our net cash used in financing activities was attributable to proceeds of $0.3 million from the exercise of options to purchase common stock, offset by the payment of $0.5 million of public offering costs. For the three months ended March 31, 2020, our net cash used in financing activities was primarily attributable to the payment of $0.2 million of issuance costs associated with our Series D redeemable convertible preferred stock.

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

As of March 31, 2021, our cash, cash equivalents and marketable securities of $603.7 million will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2021. For a complete discussion of our contractual obligations, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 30, 2021, with the exception of those noted within Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, all of our non-essential employees continue to work remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through March 31, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $603.7 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the three months ended March 31, 2021, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

On June 23, 2020 and December 15, 2020, we completed our IPO and our follow-on public offering of our common stock, respectively, and expect that the net proceeds from our IPO and follow-on financing, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through the third quarter of 2024.  Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk Factors’’ section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

We may not be able to initiate or continue clinical trials for our current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, because we are focused on patients with rare hematologic diseases and cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, our ability to enroll patients has been impacted by the evolving COVID-19 pandemic and may be significantly delayed. We do not know the extent and scope of such delays at this point. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates in the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ current or future product candidates.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A reoccurrence or “second wave” of COVID-19 cases could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, our ability to enroll patients in clinical trials has been impacted and we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

From time to time, we may disclose or publish partial, interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Partial results are subject to the completion of a given clinical trial cohort and the balance of the data for such cohort. Partial, preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, positive results from our preclinical studies of our current or future product candidates, and any positive top-line, interim or other early results we may obtain from our clinical trials of our current or future product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our current or future product candidates may not be replicated in subsequent preclinical studies or clinical trial results. For example, our later-stage clinical trials could differ in significant ways from our ongoing Phase I clinical trials of FT-4202 and FT-7051, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, final dosage formulation, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, or such later studies or trails otherwise generated date or results that differ significantly from data or results seen in prior studies or trails, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

▪	the demand for our current or future product candidates, if we obtain regulatory approval;
▪	our ability to set a price that we believe is fair for our products;
▪	our ability to obtain coverage and reimbursement approval for a product;
▪	our ability to generate revenue and achieve or maintain profitability;
▪	the level of taxes that we are required to pay; and
▪	the availability of capital.

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

We own patent applications related to our product candidates including our lead product candidate, FT-4202 and our other product candidate, FT-7051. The FT-4202 compound is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, the European Patent Office, Japan, and South. Korea; by patent applications allowed in the U.S. and China; and by patent applications pending in numerous jurisdictions including the U.S. and Canada. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S. and Japan, and by patent applications pending in numerous jurisdictions including the U.S., Japan, and the European Patent Office.

We also own patents and patent applications related to our isocitrate dehydrogenase 1 gene (IDH1) program (FT-2102, or also referred to as “Olutasidenib”), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The FT-2102 compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The FT-2102 drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an additional granted U.S. patent and by allowed and pending patent applications for the uses of FT-2102 in methods of treatment currently in clinical development. The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and by pending U.S., European Patent Office, and PCT international patent applications. The FT-4101 program compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S. and European Patent Office. We also own an allowed European patent application to FT-4101 for use in a method of treatment providing coverage through at least April 2037. In addition, we own certain FT-4101 pharmaceutical compositions that are covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by a granted U.S. patent and pending applications in the U.S. and European Patent Office.

In addition, we own patents and patent applications expected to expire between 2034 and 2042 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1 (USP1), IDH1, CBP/p300 and others.

As of April 30, 2021, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

If a third-party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

▪

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our business and may impact our reputation;

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of April 30, 2021, we had 114 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

The novel coronavirus has been spreading rapidly around the world since December 2019 and has negatively affected the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of March 31, 2021, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.3% of the voting power of our outstanding common stock as of March 31, 2021. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On June 23, 2020, we closed our IPO in which we issued and sold 15,964,704 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 2,082,352 additional shares of common stock, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (Registration No. 333-238783), which was declared effective by the SEC on June 18, 2020, or the Prospectus. Jefferies LLC, SVB Leerink LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the IPO. The aggregate gross proceeds to us from our IPO, inclusive of the over-allotment exercise, were $319.3 million.

The aggregate net proceeds to us from the IPO, inclusive of the over-allotment exercise, was approximately $293.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $26.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

FORMA THERAPEUTICS HOLDINGS, INC

Date: May 14, 2021	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)