Form 10-Q
period 2021-06-30
Forma Therapeutics Holdings, Inc.
filed 2021-08-13
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 47,389,053 shares of common stock, $0.001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

∎	We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales and may never become profitable.
∎	We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.
∎

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or commercialization efforts.

∎

We depend heavily on the success of our lead product candidates, etavopivat and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

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

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

∎

the timing and the success of preclinical studies and clinical trials of etavopivat (formerly referred to as FT-4202) and FT-7051 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;

∎	the initiation of any clinical trials of etavopivat, FT-7051 and any other product candidates;

∎	our need to raise additional funding before we can expect to generate any revenues from product sales;

∎	our ability to conduct successful clinical trials or obtain regulatory approval for etavopivat, FT-7051 or any other product candidates that we may identify or develop;

∎	our heavy dependence upon the success of our research to generate and advance additional product candidates;

∎	our ability to establish an adequate safety and efficacy profile for etavopivat, FT-7051 or any other product candidates that we may pursue;

∎	the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;

∎	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;

∎	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

∎	our expectations related to estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

∎	our ability to maintain and establish collaborations and partnerships;

∎	the notice of termination of certain and potential benefits from the remaining licenses to Boehringer Ingelheim International GmbH and Celgene Corporation, now Bristol-Myers Squibb Company;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$50,873	$282,689
Short-term marketable securities	484,685	350,365
Income tax receivable	14,066	15,273
Prepaid expenses and other current assets	8,300	6,120
Total current assets	557,924	654,447
Property and equipment, net	1,326	1,520
Long-term marketable securities	35,235	12,534
Operating lease right-of-use asset	3,859	—
Other assets	15,025	12,470
Total assets	$613,369	$680,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,016	$4,295
Accrued expenses and other current liabilities	24,088	27,104
Operating lease liability	1,884	—
Income tax payable	112	301
Total current liabilities	31,100	31,700
Operating lease liability, noncurrent	2,874	—
Deferred rent, noncurrent	—	1,027
Total liabilities	33,974	32,727
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 47,384,193 and 47,300,231 shares issued at June 30, 2021 and December 31, 2020, respectively; 47,354,879 and 47,248,685 shares outstanding at June 30, 2021 and December 31, 2020, respectively	47	47
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	716,303	705,607
Accumulated deficit	(136,955)	(57,410)
Total stockholders’ equity	579,395	648,244
Total liabilities and stockholders’ equity	$613,369	$680,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$—	$—	$—
Operating expenses:
Research and development	31,587	20,511	57,930	43,721
General and administrative	12,471	6,448	22,338	15,381
Restructuring charges	—	(20)	—	63
Total operating expenses	44,058	26,939	80,268	59,165
Loss from operations	(44,058)	(26,939)	(80,268)	(59,165)
Other income (expense):
Gain on Hit Discovery divestiture	—	—	—	23,312
Interest income	309	895	571	1,536
Other income (expense), net	272	(2,634)	268	(2,616)
Total other income (expense), net	581	(1,739)	839	22,232
Loss before taxes	(43,477)	(28,678)	(79,429)	(36,933)
Income tax expense (benefit)	108	(3,238)	116	(22,723)
Net loss and comprehensive loss	$(43,585)	$(25,440)	$(79,545)	$(14,210)
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	(1,800)	—	(3,736)
Net loss allocable to shares of common stock, basic and diluted	$(43,585)	$(27,240)	$(79,545)	$(17,946)
Net loss per share of common stock, basic and diluted	$(0.92)	$(4.58)	$(1.68)	$(4.23)
Weighted-average shares of common stock outstanding, basic and diluted	47,339,464	5,943,165	47,317,361	4,245,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	1,936
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—
Balance at March 31, 2020	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$102,232
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	1,800
Equity-based compensation	—	—	—	—	—	—	—	—
Conversion of redeemable convertible and convertible preferred stock into common stock	(2,304,815)	(4,656)	(14,921,676)	(20,907)	(8,790,249)	(12,272)	(53,593,440)	(104,032)
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—

Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Series C Convertible Preferred Stock		Common Stock		Enterprise Junior Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	6,452,619	$385	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,936)	(1,936)
Exercise of options to purchase common stock	—	—	496	—	—	—	3	—	3
Exercise of warrant to purchase common stock	—	—	297,241	—	—	—	12	—	12
Equity-based compensation	—	—	—	—	38,339	—	1,210	—	1,210
Net income and comprehensive income	—	—	—	—	—	—	—	11,230	11,230
Balance at March 31, 2020	6,452,619	$385	2,548,433	$2	2,635,430	$3	$2,341	$26,034	$28,765
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,800)	(1,800)
Equity-based compensation	—	—	—	—	25,440	—	1,256	—	1,256
Conversion of redeemable convertible and convertible preferred stock into common stock	(6,452,619)	(385)	20,349,223	21	—	—	142,231	—	141,867
Conversion of enterprise junior stock into common stock	—	—	2,124,845	2	(2,660,870)	(3)	1	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	15,964,704	16	—	—	293,691	—	293,707
Vesting of restricted common stock	—	—	925	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	28,051	—	—	—	142	—	142
Net loss and comprehensive loss	—	—	—	—	—	—	—	(25,440)	(25,440)
Balance at June 30, 2020	—	$—	41,016,181	$41	—	$—	$439,662	$(1,206)	$438,497

Balance at December 31, 2020	—	$—	47,248,685	$47	—	$—	$705,607	$(57,410)	$648,244
Exercise of options to purchase common stock	—	—	68,389	—	—	—	333	—	333
Vesting of restricted common stock	—	—	11,501	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	3,848	—	3,848
Net loss and comprehensive loss	—	—	—	—	—	—	—	(35,960)	(35,960)
Balance at March 31, 2021	—	$—	47,328,575	$47	—	$—	$709,788	$(93,370)	$616,465
Exercise of options to purchase common stock	—	—	17,652	—	—	—	92	—	92
Vesting of restricted common stock	—	—	8,652	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	6,423	—	6,423
Net loss and comprehensive loss	—	—	—	—	—	—	—	(43,585)	(43,585)
Balance at June 30, 2021	—	$—	47,354,879	$47	—	$—	$716,303	$(136,955)	$579,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(79,545)	$(14,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	827
Non-cash operating lease expense	642	—
Gain on lease modification	(287)	—
Equity-based compensation	10,271	2,466
Change in fair value of warrant liability	—	2,605
Amortization (accretion) of marketable securities	761	(65)
Gain on Hit Discovery divestiture	—	(23,312)
Interest income on future cash payments from Valo Health	—	(824)
Loss on sale of property and equipment	17	10
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	227
Decrease (increase) in income taxes receivable	1,207	(22,802)
(Increase) in prepaid expenses and other current assets	(2,180)	(1,727)
(Increase) in other assets	(2,555)	—
Increase in accounts payable	721	328
(Decrease) in accrued expenses and other current liabilities	(2,117)	(150)
(Decrease) in income taxes payable	(189)	—
(Decrease) in operating lease liability	(882)	(198)
Net cash used in operating activities	(73,776)	(56,825)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(397,222)	(50,139)
Proceeds from maturity of marketable securities	239,440	10,850
Purchases of property and equipment	(183)	(103)
Net proceeds from Hit Discovery divestiture	—	2,840
Net cash used in investing activities	(157,965)	(36,552)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	295,125
Proceeds from exercise of warrant to purchase common stock	—	12
Proceeds from exercise of options to purchase common stock	425	145
Payment of issuance costs on Series D redeemable convertible preferred stock	—	(259)
Payment of public offering costs	(500)	—
Net cash (used in) provided by financing activities	(75)	295,023
Net (decrease) increase in cash, cash equivalents and restricted cash	(231,816)	201,646
Cash, cash equivalents and restricted cash, beginning of the period	285,159	173,796
Cash, cash equivalents and restricted cash, end of the period	$53,343	$375,442
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of Topic 842	$7,478	$—
Accretion of preferred return and cumulative dividends on preferred securities	$—	$3,736
Public offering costs included in accounts payable and accrued expenses	$—	$1,418
Purchases of property and equipment included in accounts payable	$—	$11
Installment Receivable, in prepaid expenses and other current assets (Note 17)	$—	$13,416
Equity Consideration in other assets (Note 17)	$—	$10,000
Conversion of enterprise junior stock into common stock	$—	$3
Conversion of redeemable convertible and convertible preferred stock into common stock	$—	$142,252

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

The Company has determined that its cash, cash equivalents and marketable securities of $570.8 million as of June 30, 2021 will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during the six months ended June 30, 2021. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of redeemable convertible and convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

With the exception of the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”), the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The carrying amounts of the Company’s cash equivalents approximate their fair value due to their short-term nature.

Amounts in restricted cash consist of letters of credit to secure the Company’s facilities, including its new lease for office and laboratory space entered into in September 2020 (see Note 7). Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of June 30, 2021 and 2020 to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$50,873	$374,947
Restricted cash	2,470	495
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$53,343	$375,442

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020.

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

For awards granted in 2020 prior to the Company’s IPO, the Company used a probability-weighted expected returns method (“PWERM”) with four scenarios to value the common stock underlying the awards: an IPO, a delayed IPO, a sale of the Company and a remain private scenario. In the IPO and sale scenarios, the Company estimated an equity value based on the guideline public company method under a market approach. The guideline public companies consisted of biopharmaceutical companies with recently completed initial public offerings. For the remain private scenario, the Company back-solved to the price of a recently issued preferred security. The Company converted its estimated future value in each scenario to present value using a risk-adjusted discount rate. The relative probability of each scenario was determined based on an assessment of then-current market conditions. Where appropriate, the Company applied a discount for lack of marketability to the value indicated for the common stock. The valuation methodology used to value the common stock prior to the IPO included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common stock at each valuation date.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB Topic 842 was issued, which supersedes the existing guidance for lease accounting. The FASB has issued several updates to the standard which: (i) clarify how to apply certain aspects of the new standard; (ii) provide an additional transition method for adoption of the new standard; (iii) provide a practical expedient for certain lessor accounting; and (iv) amend certain narrow aspects of the guidance. Topic 842 requires the identification and classification of arrangements that are or contain a lease. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 is calculated using the applicable incremental borrowing rate at the date of adoption. Topic 842 is effective for the Company on January 1, 2022, with early adoption permitted. The Company elected to early adopt the new standard and used the modified retrospective approach effective January 1, 2021 as the initial date of application. The Company elected the available package of practical expedients which allowed the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. As a result of the adoption of Topic 842, the Company recorded (i) an operating lease liability of $8.9 million and (ii) an operating lease right-of-use asset of $7.5 million, net of the unamortized balance of deferred rent liability and tenant improvement allowances as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations. A summary of the impact of the adoption is as follows (in thousands):

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

Note 3—Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	June 30, 2021	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Money market funds	35,313	35,313	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	71,530	—	71,530	—
U.S. Treasury securities	27,124	—	27,124	—
Commercial paper	348,102	—	348,102	—
Corporate debt securities	38,005	—	38,005	—
Assets—Long-term marketable securities
U.S. Government agency securities	1,997	—	1,997	—
U.S. Treasury securities	27,090	—	27,090	—
Corporate debt securities	6,124	—	6,124	—
Total	$567,285	$35,313	$531,972	$—

	Fair Value Measurements at the Reporting Date Using
	December 31, 2020	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Commercial paper	22,493	—	22,493	—
Money market funds	227,987	227,987	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	55,469	—	55,469	—
U.S. Treasury securities	38,294	38,294	—	—
Commercial paper	237,735	—	237,735	—
Corporate debt securities	18,873	—	18,873	—
Assets—Long-term marketable securities
U.S. Government agency securities	7,049	—	7,049	—
Corporate debt securities	5,492	—	5,492	—
Total	$625,392	$266,281	$359,111	$—

During the six months ended June 30, 2021 and twelve months ended December 31, 2020 there were no transfers into or out of Level 3.

The Company’s Level 2 investments classified as cash equivalents and marketable securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

During the six months ended June 30, 2020, the Company recognized a loss on the remeasurement of the warrant liability. Prior to the IPO, the warrant liability balance was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share (“Series B-3 Preferred Warrants”). Upon the closing of the IPO, the Series B-3 Preferred Warrants were automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. The remaining terms and provisions of the warrants held immediately prior and subsequent to the conversion were substantially the same, including the provision under which the Company was obligated to pay the holders the greater of (i) five times the exercise price, less the exercise price, or (ii) the excess of the fair market value of a warrant share over the exercise price, in the event of a change in control in which the acquirer did not assume the warrants. As the common stock warrants embodied an obligation to repurchase the Company’s shares in exchange for specified assets that was not within the Company’s control, the Company classified the common stock warrants as a liability.

The value for the warrant liability balance was based on a Black-Scholes option pricing model using significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Gains and losses on remeasurement of Level 3 securities are included in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The warrants were exercised in July 2020 and as of June 30, 2021, the Company had no outstanding warrants.

The following assumptions were used to determine the fair value of the warrants to purchase common stock:

June 30, 2020
Risk-free interest rate	0.29%
Expected term (in years)	5.0
Expected volatility	75.8%
Expected dividend yield	0.0%
Fair value per share of underlying common stock	$46.49

The following table provides a summary of changes in fair value of the Level 3 warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2019	$364
Change in fair value	2,605
Balance at June 30, 2020	$2,969

Note 4—Marketable Securities

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the condensed consolidated balance sheets as they are considered held-to-maturity securities.

The Company’s investments by type consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$73,522	$9	$(4)	$73,527
U.S. Treasury securities	54,221	7	(14)	54,214
Commercial paper	348,042	64	(4)	348,102
Corporate debt securities	44,135	4	(10)	44,129
Total	$519,920	$84	$(32)	$519,972

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$62,508	$10	$—	$62,518
U.S. Treasury securities	38,287	7	—	38,294
Commercial paper	237,733	18	(16)	237,735
Corporate debt securities	24,371	3	(9)	24,365
Total	$362,899	$38	$(25)	$362,912

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the condensed consolidated financial statements.

As of June 30, 2021 and December 31, 2020, the Company held 14 and 16 investments, respectively, in an unrealized loss position with an aggregate fair value of $83.9 million and $93.7 million, respectively. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The aggregate of individual unrealized losses as of June 30, 2021 and December 31, 2020 was not significant.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid expenses	$7,130	$4,793
Other non-trade receivables	1,170	1,327
	$8,300	$6,120

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer and office equipment	$2,394	$2,253
Software	2,473	2,473
Lab equipment	4,602	4,560
Furniture and fixtures	300	377
Leasehold improvements	3,363	3,402
	13,132	13,065
Less: Accumulated depreciation	(11,806)	(11,545)
	$1,326	$1,520

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2021 and 2020 totaled $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment totaled $0.4 million and $0.8 million, respectively.

Note 7—Leases

The Company’s operating lease activity is primarily comprised of noncancelable facilities leases for office and laboratory space in Watertown, MA and Branford, CT. The Company’s Watertown, MA lease (the “Arsenal Street Lease”) is with a landlord who is an investor and related party of the Company. As amended on September 30, 2017, the Arsenal Street Lease is subject to annual increases to base rent over a term expiring in January 2024. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The Arsenal Street Lease included a tenant improvement allowance of $0.5 million, of which the Company has used the entire allowance. The Arsenal Street Lease terms provide for one five-year extension term with base rent calculated on the then-market rate. The Arsenal Street Lease is secured by a letter of credit of $0.5 million that is classified in other assets on the condensed consolidated balance sheet.

In May 2021, the Company amended the Arsenal Street Lease to reduce the rentable square feet by approximately 50%. Pursuant to the amendment, annual base rent and the Company’s share of operating expenses were reduced in proportion to the reduction in rentable square feet. There was no change to the lease term for the remaining space. The Company determined that the amendment did not grant an additional right-of-use asset and as such was accounted for as a modification to the existing Arsenal Street Lease. The operating lease right-of-use asset and operating lease liability were remeasured at the date of modification which resulted in a reduction of the operating lease right-of-use asset of $2.6 million and a reduction in the operating lease liability of $2.9 million. The Company recorded the resulting gain on the modification of $0.3 million in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

As amended on January 1, 2018, the Company’s Branford, CT lease is subject to annual increases to base rent over a term expiring in December 2023. The lease included a tenant improvement allowance of $1.0 million, of which $0.1 million remains unused. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The lease terms provide for one five-year extension term with base rent calculated on a discounted then-market rate. Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Valo Health. Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.4 million, $0.8 million and $0.8 million for the six months ended December 31, 2021, and years ended December 31, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Valo Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase

Agreement (the “Agreement”) executed pursuant to the sale (see Note 17). During the three and six months ended June 30, 2021, the Company recorded rent expense under the head lease of $0.2 million and $0.4 million, respectively, offset by sublease income of $0.2 million and $0.4 million, respectively, both of which are included as components of operating lease cost in the table below.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$332	$800
Variable lease cost	257	483
	$589	$1,283

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$474	$1,038

Future minimum lease payments under noncancellable leases as of June 30, 2021 were as follows (in thousands):

Operating Leases
2021 (excluding the six months ended June 30, 2021)	$926
2022	2,027
2023	2,074
2024	99
2025	—
Total lease payments	5,126
Present value adjustment	(368)
Present value of operating lease liabilities	$4,758

As of June 30, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 6.0% over a weighted-average remaining lease term of 2.6 years.

In September 2020, the Company entered into a new lease for office and laboratory space with the landlord of the Company’s Arsenal Street Lease in Watertown, MA (the “Beacon Street Lease”). The Beacon Street Lease, which includes office and laboratory space, is subject to base rent of $0.3 million per month, plus the Company's ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the Beacon Street Lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. The Company paid first month’s rent of $0.3 million upon execution of the Beacon Street Lease agreement and delivered a letter of credit of $2.0 million, which are classified in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet, respectively. Such amounts are refundable if the landlord does not deliver the premises under the Beacon Street Lease within a certain period of time. No further rent or operating expenses are owed until the Company takes occupancy at the contractual commencement date, which is currently anticipated to be in late August 2021. Concurrent with the execution of the Beacon Street Lease, the Arsenal Street Lease was amended to expire 30 days following the lease commencement date of the Beacon Street Lease. Upon the lease commencement of the Beacon Street Lease, the Company will no longer be obligated to make future rent payments under the Arsenal Street Lease. If the Beacon Street Lease does not commence, the Company remains obligated to the Arsenal Street Lease.

The Beacon Street Lease requires the landlord to perform a scope of work to build-out the base building prior to the construction of the Company’s premises. The Company concluded the accounting commencement date will occur when the landlord completes the build-out of the base building and control passes to the Company, which the Company currently anticipates occurring in late August 2021. The Company will assess the classification of the Beacon Street Lease at the accounting commencement date, measure the right-of-use asset and lease liability and begin recording leasehold improvements. The Company will concurrently assess the impact this has on the Arsenal Street right-of-use asset and lease liability. At the accounting commencement date, the prepaid rent will be reclassified as an increase in the right-of-use asset which will be reduced by the tenant improvement allowance. During the six months ended June 30, 2021, the Company paid a deposit of $2.6 million which represents the estimated cost of leasehold improvements in excess of the tenant improvement allowance that will be contributed towards leasehold improvements that will be constructed by the landlord on the Company’s behalf. The deposit is classified in other assets on the condensed consolidated balance sheet.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Employee compensation	$5,074	$6,834
Professional and consulting services	556	1,008
Research and development related accruals	16,853	18,290
Other current liabilities	1,605	972
	$24,088	$27,104

Note 9—Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2021 and December 31, 2020, the Company had not incurred any costs for the above guarantees and indemnities.

Note 10—Restructuring Charges

In January 2019, the Company undertook an organization realignment to reduce the Company’s cost base and simplify its business goals to focus on a wholly owned pipeline. To achieve this cost reduction, the Company reduced its headcount by approximately 40%. The total restructuring charges incurred of $5.4 million were comprised of termination benefits including expenses for severance, health benefits and outplacement services. There were no restructuring activities during the six months ended June 30, 2021.

The following table summarizes the restructuring activity incurred during the six months ended June 30, 2020  (in thousands):

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

Upon the closing of the IPO, the Company filed the Second Amended Certificate of Incorporation to authorize 10,000,000 shares of preferred stock which were designated as undesignated preferred stock. As of June 30, 2021, no shares of preferred stock were issued or outstanding.

Note 12—Stockholders’ Equity

Common Stock Reserved for Future Issuances

As of June 30, 2021, the Company had reserved for future issuance the following number of shares of common stock:

Stock Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	3,906,690
For exercise of stock options under the 2020 Stock Option and Incentive Plan	2,179,302
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	755,220
For future issuance under the 2020 Stock Option and Incentive Plan	2,517,710
For future issuance under the 2020 Employee Stock Purchase Plan	840,032
10,198,954

Note 13—Equity-Based Compensation

2020 Stock Option and Incentive Plan

The Company grants stock-based awards under the 2020 Stock Option and Incentive Plan (“2020 Plan”). All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 and 2019 Plans are added back to the shares of common stock available for issuance under the 2020 Plan, while all unvested shares under the 2012 Plan that are forfeited, cancelled or are otherwise terminated that are reserved under the 2012 Plan are automatically retired. The Company also has stock options and restricted common stock outstanding under the 2019 Stock Incentive Plan (“2019 Plan”) and 2012 Equity Incentive Plan, as Amended and Restated, (“2012 Plan”) respectively, but is no longer granting awards under such plans. On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,892,009 shares as a result of the automatic increase provision of the 2020 Plan. As of June 30, 2021, there were 2,517,710 shares available for future issuance under the 2020 Plan.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,554	$404	$4,009	$773
General and administrative	3,869	852	6,262	1,693
	$6,423	$1,256	$10,271	$2,466

Enterprise junior stock	—	134	—	365
Restricted common stock	76	36	176	36
Restricted stock units	2,598	—	3,648	—
Stock options	3,749	1,086	6,447	2,065
	$6,423	$1,256	$10,271	$2,466

Stock Options

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,941,537	$8.62	9.1	$130,802
Granted	1,274,920	35.72
Exercised	(86,041)	5.14
Forfeited	(44,424)	6.62
Outstanding as of June 30, 2021	6,085,992	$14.36	8.8	$80,382
Exercisable as of June 30, 2021	1,849,813	$7.29	8.3	$32,563
Vested and expected to vest as of June 30, 2021	6,085,992	$14.36	8.8	$80,382

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 and 2020 was $23.99 and $5.94, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 was $2.7 million.

As of June 30, 2021, there was approximately $45.2 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.03%	0.44%	0.96%	1.12%
Expected term (in years)	5.9	6.0	6.0	6.0
Expected volatility	77.4%	76.2%	77.9%	74.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per share of common stock	$25.86	$15.67	$35.72	$9.09

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested as of December 31, 2020	42,100	$42.26
Granted	714,360	$36.11
Vested	—	$—
Forfeited	(1,240)	$38.61
Unvested as of June 30, 2021	755,220	$36.45

No restricted stock units were granted during the six months ended June 30, 2020. As of June 30, 2021, there was approximately $23.7 million of unrecognized equity-based compensation expense related to the restricted common units that is expected to be recognized over a weighted-average period of approximately 3.1 years.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and unvested as of December 31, 2020	51,546	$7.44
Vested	(20,153)	$9.79
Forfeited	(2,079)	$14.88
Issued and unvested as of June 30, 2021	29,314	$5.25

The aggregate fair value of restricted common stock that vested during the six months ended June 30, 2021 was $0.2 million.

As of June 30, 2021, there was approximately $0.1 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 1.2 years.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) became effective June 2020. On January 1, 2021, the number of shares of common stock available for issuance under the ESPP increased by 472,487 shares as a result of the automatic increase provision of the ESPP. As of June 30, 2021, no shares have been issued under the ESPP and 840,032 shares remain available for issuance.

Note 14—Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	6,085,992	4,928,952	6,085,992	4,928,952
Common stock warrants	-	70,133	—	70,133
Restricted common stock	29,314	102,082	29,314	102,082
Restricted stock units	755,220	—	755,220	—

Note 15—Income Taxes

Income taxes for the three months ended June 30, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $22.7 million, respectively. The Company’s income tax expense for the six months ended June 30, 2021 was related to the provision to return adjustment and a reduction to the income tax refund arising from the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The income tax benefit for the six months ended June 30, 2020 was related to refunds arising from the CARES Act.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 through June 30, 2021 and some refunds are expected to be received over the next twelve months. The Company has filed refund claims related to its 2018, 2019 and 2020 tax years to carryback NOLs to its 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $29.6 million, of which $16.6 million has been received through June 30, 2021.

Note 16—Collaboration Agreements

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration over the ten-year contract term. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Valo Health and therefore the Company’s obligation relative to the options were released and assumed by Valo Health (see Note 17) during the six months ended June 30, 2020.

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	Beginning of Period	Additions	Deductions	End of Period
Six months ended June 30, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

During the six months ended June 30, 2021 and 2020, the Company recognized no revenue.

The Company had no contract asset balances as of June 30, 2021 and 2020.

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

The Company recognized a gain on Hit Discovery divestiture of $23.3 million which is presented as a separate component of other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020.

For the three and six months ended June 30, 2020, the Company recorded interest income of approximately $0.7 million and $0.8 million, respectively, related to the accretion of the Installment Receivable.

Upon the execution of the Agreement, the Company accelerated the vesting of 23,317 stock options, 18,818 of which were held by employees who terminated employment with the Company as part of the transaction, in accordance with the respective award agreements. In addition, the Company modified 19,981 stock options to increase the exercise period from 90 days to one year from the date of termination for certain employees terminated in relation to the transaction. The incremental compensation expense associated with the modification was deemed immaterial. Separately, the Company recognized $0.5 million of research and development expense in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020 related to a cash bonus payable as a result of the transaction.

During the fourth quarter of 2020, Valo Health closed on their equity financing round. In connection with the closing, the Company received preferred shares in Valo Health in an amount equal to $10.0 million and the remaining balance of the Installment Receivable.

The Company concluded the fair value of the equity interest received in Valo Health was equal to $10.0 million and continues to record the equity interest in other assets on the Company’s consolidated balance sheet as of June 30, 2021. No gain or loss was recorded by the Company in connection with the closing of Valo Health’s equity financing round as the carrying value of the Equity Consideration immediately prior to the closing was equal to the fair value of the equity interest that was received in Valo Health as part of the equity financing.

As the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for the equity interest received in Valo Health by applying the measurement alternative under ASC 321. As of June 30, 2021 and December 31, 2020, no impairments, nor any upward or downward adjustments have been recognized on the equity interest in Valo Health as a result of the application of the measurement alternative.

Note 18—Subsequent Events

On July 26, 2021, the Company filed a Registration Statement on Form S-3ASR, or the 2021 Shelf, with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174) in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings under the 2021 Shelf and subject to the limitations thereof. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any sales of its common stock under the Sales Agreement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of product candidates focused on indications with significant unmet patient need. Our pipeline consists of six product candidates, pursuing as product candidates for development, etavopivat (formerly referred to as FT-4202) for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. We are simultaneously pursuing partnerships for two product candidates, olutasidenib (formerly referred to as FT-2102), a selective inhibitor for cancers with isocitrate dehydrogenase 1 gene mutations, or IDH1m, and FT-8225, which is a liver-targeted fatty acid synthase, or FASN, inhibitor. Additionally, we have licensed exclusively certain programs to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, based on molecules that we discovered. In May and July 2021, we received written notice from Bristol-Myers Squibb Company and Boehringer Ingelheim, respectively, of their termination of one of these licensed programs each.

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. We are evaluating etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. We completed the healthy volunteer portion of the trial in May 2019 and presented data at the 2019 American Society of Hematology meeting demonstrating the tolerability and proof of mechanism of etavopivat in healthy volunteers. We reported data from a single dose cohort in seven SCD patients in June 2020, data from the first 300 mg daily dose cohort of nine SCD patients in December 2020, and initial blinded results from the 600 mg daily dose cohort in March 2021. Based on the results of the ongoing Phase I trial, we opened a global pivotal Phase II/III trial, which we refer to as the Hibiscus Study, in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. In June 2021, we announced new data from our ongoing Phase I trial of etavopivat. The announcement included initial data from the open-label extension, or OLE, cohort studying etavopivat’s effects on hematologic and hemolytic parameters for patients living with SCD receiving 400 mg etavopivat once-daily for at least two weeks and up to 12 weeks. Also announced were the unblinded results from two MAD cohorts, which demonstrated the effects once-daily dosing of 300 mg or 600 mg etavopivat for 14 days on measures of sickle red blood cell, or RBC, functional health. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for etavopivat in SCD patients. The European Medicines Agency has granted Orphan Drug designation to etavopivat for the treatment of SCD.

Our product candidate, FT-7051, is a potent and selective inhibitor of CREB-binding protein/E1A binding protein p300, or CBP/p300, in clinical development for the treatment of mCRPC. Prostate cancer is reported as the second and third leading cause of cancer death for men in the U.S. and in Europe, respectively, and mCRPC is the most advanced form of the disease. The FDA cleared our investigational new drug application, or IND, for FT-7051 in April 2020, and we dosed the first patient in our Phase I trial in mCRPC patients in January 2021. Initial results from this Phase I trial are expected in the second half of 2021, which may include safety/tolerability, PK/PD, and preliminary biomarker data. Clinical activity results are anticipated in 2022. We are pursuing partnerships for our other compounds, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1, and FT-8225, an inhibitor of fatty acid synthase, or FASN, programs. For olutasidenib, we have successfully completed a registrational cohort of a Phase II trial for relapsed / refractory acute myeloid leukemia, or R/R AML, that reported positive interim results in October 2020, and results were presented at the EHA Virtual Congress and American Society of Clinical Oncology (ASCO) in June 2021. We are preparing a new drug application, or NDA for submission to the FDA. We are also completing an exploratory Phase I clinical trial for glioma, from which we reported results at the ASCO meeting in 2020 demonstrating disease control in a significant proportion of patients.

Since our founding in 2007, we have devoted substantially all of our resources to the research and development of our drug discovery technology, developing our pipeline, building our intellectual property portfolio and raising capital. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors, and the completion of our initial public offering, or IPO, and subsequent follow-on offering.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net loss was $43.6 million and $25.4 million for the three months ended June 30, 2021 and 2020, respectively, and $79.5 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, our accumulated deficit was $137.0 million and $57.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for etavopivat for the treatment of SCD;
▪	continue our registration-enabling, global pivotal Phase II/III clinical trial of etavopivat in SCD patients;
▪	prepare for and initiate our planned clinical trial of etavopivat in patients with thalassemia;
▪	continue enrollment in our Phase I study for FT-7051 for the treatment of mCRPC;
▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our product candidates that successfully complete clinical development;
▪

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our drug candidates and commercialization of any of our drug candidates for which we obtain marketing approval;

▪	maintain, expand, enforce, defend and protect our intellectual property portfolio;
▪	hire additional staff, including clinical, scientific and management personnel;
▪	continue to take temporary precautionary measures to help minimize the risk of the coronavirus disease, or COVID-19, including new variants, to our employees and patients who enroll in our studies;
▪	secure facilities to support continued growth in our research, development and commercialization efforts; and
▪	incur costs associated with our continued operations as a public company.

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

We have determined that our cash, cash equivalents and marketable securities of $570.8 million as of June 30, 2021 will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow on public offering. We have experienced significant negative cash flows from operations during the six months ended June 30, 2021. We do not expect to experience any significant positive cash flows from our existing license and collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, or the COVID-19 pandemic, which continues to spread throughout the U.S. and worldwide. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence of COVID-19 cases or the impact of new variants of the virus could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. To date, many clinical trials, including ours, have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The COVID-19 pandemic has impacted patients’ visits to study sites for both our etavopivat and olutasidenib programs. We continue to work closely with our contract research organizations, or CROs, and the study sites to ensure patient safety and help facilitate study conduct. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. Our collaboration arrangements with Celgene Corporation were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene Corporation, now Bristol-Myers Squibb Company, for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. In May 2021 we received written notice from Bristol-Myers Squibb of their termination of the license agreement related to FT-1101. We expect revenue for the next several years will be derived primarily from milestone payments under our existing license agreements with Bristol-Myers Squibb Company and Boehringer Ingelheim, if Bristol-Myers Squibb Company or Boehringer Ingelheim achieve certain specified research, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the three and six months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Etavopivat	$12,157	$7,876	$21,951	$11,585
FT-7051	1,615	1,227	2,584	1,797
Olutasidenib	4,727	4,328	8,690	11,553
FT-8225	51	(83)	90	979
External predevelopment and unallocated expenses	2,709	1,039	5,199	2,572
Internal research and development expenses	10,328	6,124	19,416	15,235
	$31,587	$20,511	$57,930	$43,721

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our etavopivat and FT-7051 programs to increase as the programs progress through clinical development. We expect costs associated with olutasidenib to decrease over time, as the ongoing clinical trials for olutasidenib in AML and solid tumors progress towards completion. We do not anticipate significant future costs for FT-8225.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research, pharmaceutical sciences and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize etavopivat and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
▪	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
▪	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;

▪	obtaining and maintaining third-party coverage and adequate reimbursement, if etavopivat or FT-7051 is approved;
▪	acceptance of our lead product candidates, if and when approved, by patients, the medical community and third-party payors;
▪	effectively competing with other therapies, if etavopivat or FT-7051 is approved;
▪

our ability to obtain and maintain patent, trade secret and other intellectual property protection for etavopivat and FT-7051 and regulatory exclusivity for etavopivat and FT-7051 if and when approved;

▪	our receipt of marketing approvals for etavopivat and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our lead products following approval.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses recognized from recording our warrants at fair value and a gain on the modification of an operating lease.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses, or NOLs originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. This change resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 through June 30, 2021 and some refunds are expected to be received over the next twelve months. We have filed refund claims related to our 2018, 2019 and 2020 tax years to carryback NOLs to 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in total expected refunds of $29.6 million, of which $16.6 million has been received through June 30, 2021.

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	31,587	20,511	11,076
General and administrative	12,471	6,448	6,023
Restructuring charges	—	(20)	20
Total operating expenses	44,058	26,939	17,119
Loss from operations	(44,058)	(26,939)	(17,119)
Other income (expense):
Interest income	309	895	(586)
Other income (expense), net	272	(2,634)	2,906
Total other income (expense), net	581	(1,739)	2,320
Loss before taxes	(43,477)	(28,678)	(14,799)
Income tax expense (benefit)	108	(3,238)	3,346
Net loss	$(43,585)	$(25,440)	$(18,145)

Collaboration Revenue

There was no collaboration revenue for the three months ended June 30, 2021 and 2020.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	($)
Etavopivat	$12,157	$7,876	$4,281
FT-7051	1,615	1,227	388
Olutasidenib	4,727	4,328	399
FT-8225	51	(83)	134
External predevelopment and unallocated expenses	2,709	1,039	1,670
Internal research and development expenses	10,328	6,124	4,204
Total research and development expense	$31,587	$20,511	$11,076

Research and development expense increased by $11.1 million from $20.5 million for the three months ended June 30, 2020 to $31.6 million for the three months ended June 30, 2021.

The increase in research and development expense was primarily attributable to a $4.3 million increase in etavopivat driven by the conduct of our Phase II/III trial in SCD patients, study start-up costs related to our trial in thalassemia, and toxicology studies, a $4.2 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs and an increase in stock-based compensation, a $1.7 million increase in external predevelopment and unallocated expenses predominately related to the investment in our preclinical programs, and an increase of $0.9 million across our other development programs.

General and Administrative Expense

General and administrative expense increased by approximately $6.0 million to $12.5 million for the three months ended June 30, 2021 from $6.4 million for the three months ended June 30, 2020.

The increase in general and administrative expense was primarily attributable to a $3.0 million increase in equity-based compensation, a $1.0 million increase of personal-related costs due to executive and staff hiring, recruiting and relocation costs, an increase of $1.0 million related to legal, consulting, and other professional fee expenses, and a $0.5 million increase in insurance related expense.

Restructuring Charges

In the three months ended June 30, 2021 and 2020, we did not incur any significant restructuring charges.

Interest Income

Interest income decreased by approximately $0.6 million from $0.9 million for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2021. The decrease was primarily due to interest on the future cash payments from Valo Health and offset by the amortization and accretion of purchase premiums and discounts associated with our investments.

Other Income (Expense), Net

In the three months ended June 30, 2021, we recorded a gain on the modification of our lease located in Watertown, Massachusetts lease of $0.3 million. In the three months ended June 30, 2020, we recorded a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million.

Income Taxes

In the three months ended June 30, 2021, we recorded an income tax expense of $0.1 million which is related to the provision to return adjustment. In the three months ended June 30, 2020, we recorded an income tax benefit of $3.2 million, which is related to the impact on projected 2020 carryback refunds arising from the CARES Act.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	57,930	43,721	14,209
General and administrative	22,338	15,381	6,957
Restructuring charges	—	63	(63)
Total operating expenses	80,268	59,165	21,103
Loss from operations	(80,268)	(59,165)	(21,103)
Other income:
Gain on Hit Discovery divestiture	—	23,312	(23,312)
Interest income	571	1,536	(965)
Other income (expense), net	268	(2,616)	2,884
Total other income, net	839	22,232	(21,393)
Loss before taxes	(79,429)	(36,933)	(42,496)
Income tax expense (benefit)	116	(22,723)	22,839
Net loss	$(79,545)	$(14,210)	$(65,335)

Collaboration Revenue

There was no collaboration revenue for the six months ended June 30, 2021 and 2020.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	($)
Etavopivat	$21,951	$11,585	$10,366
FT-7051	2,584	1,797	787
Olutasidenib	8,690	11,553	(2,863)
FT-8225	90	979	(889)
External predevelopment and unallocated expenses	5,199	2,572	2,627
Internal research and development expenses	19,416	15,235	4,181
Total research and development expense	$57,930	$43,721	$14,209

Research and development expense increased by $14.2 million from $43.7 million for the six months ended June 30, 2020 to $57.9 million for the six months ended June 30, 2021.

The increase in research and development expense was primarily attributable to a $10.4 million increase in etavopivat driven by the conduct of our Phase II/III and Phase I trials in SCD patients, study start-up costs related to our trial in thalassemia, manufacturing activities, and toxicology studies, a $4.2 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs and an increase in stock-based compensation, a $2.6 million increase in external predevelopment and unallocated expenses predominately related to investment in our preclinical programs, and an increase of $0.8 million for FT-7051 related to conduct of the Phase I trial.

The decrease of $2.9 million for olutasidenib was due to nearing the completion of the clinical study and timing of manufacturing activities while the $0.9 million decrease for FT-8225 was due to completion of preclinical and manufacturing activities.

General and Administrative Expense

General and administrative expense increased by approximately $6.9 million from $15.4 million for the six months ended June 30, 2020 to $22.3 million for the six months ended June 30, 2021.

The increase in general and administrative expense was primarily attributable to a $4.6 million increase in equity-based compensation, $1.0 million increase in insurance related expense, $1.0 million increase in other related general and administrative costs, partially offset by $0.4 million decrease in professional fees driven primarily by decreases in legal and IP related expenses and communications.

Restructuring Charges

In the six months ended June 30, 2020, we incurred $0.1 million of additional severance costs related to the restructuring. In the six months ended June 30, 2021, we did not incur any restructuring costs.

Gain on Hit Discovery divestiture

In the six months ended June 30, 2020, we recognized a gain of $23.3 million related to the divestiture of our Hit Discovery capabilities. See Note 17 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for additional information on the gain on Hit Discovery divestiture.

Interest Income

Interest income decreased by approximately $1.0 million from $1.5 million for the six months ended June 30, 2020 compared to $0.6 million for the six months ended June 30, 2021. The decrease was primarily due to interest on the future cash payments from Valo Health.

Other Income (Expense), Net

In the six months ended June 30, 2021, we recorded a gain on the modification of our lease located in Watertown, Massachusetts lease of $0.3 million. In the six months ended June 30, 2020, we recorded a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million.

Income Taxes

In the six months ended June 30, 2021, we recorded an income tax expense of $0.1 million which is related to the provision to return adjustment. In the six months ended June 30, 2020, we recorded an income tax benefit of $22.7 million, which is related to refunds arising from the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of the IPO and follow-on public offering. From inception through June 30, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $570.8 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with Bristol-Myers Squibb Company and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the six months ended June 30, 2021 we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(73,776)	$(56,825)
Investing activities	(157,965)	(36,552)
Financing activities	(75)	295,023
Net (decrease) increase in cash, cash equivalents and restricted cash	$(231,816)	$201,646

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash used in operating activities increased by approximately $17.0 million from $56.8 million for the six months ended June 30, 2020 to $73.8 million for the six months ended June 30, 2021. The increase was primarily attributable to the net loss incurred in the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities increased by approximately $121.4 million from $36.6 million for the six months ended June 30, 2020 to $158.0 million for the six months ended June 30, 2021. The increase was primarily attributable to a $228.6 million increase in proceeds from the maturity of marketable securities, offset by a $347.1 million increase in purchases of held-to-maturity marketable securities and $2.8 million of net proceeds from the Hit Discovery divestiture.

Financing Activities

For the six months ended June 30, 2021, our net cash used in financing activities was attributable to proceeds of $0.4 million from the exercise of options to purchase common stock, offset by the payment of $0.5 million of public offering costs. For the six months ended June 30, 2020, our net cash provided by financing activities was primarily attributable to $295.1 million of net proceeds from the sale of our common stock.

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

As of June 30, 2021, our cash, cash equivalents and marketable securities of $570.8 million will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2021. For a complete discussion of our contractual obligations, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021.

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

We will remain classified as an EGC until the earlier of: (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the IPO; (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years; or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC. We will become a large accelerated filer for the fiscal year ending December 31, 2022, and as such we will lose emerging growth status on December 31, 2021.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through June 30, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $570.8 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the six months ended June 30, 2021, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪	complete preclinical studies, initiate and complete clinical trials for product candidates;
▪	continue enrollment in and proceed with the expansion cohorts of our ongoing Phase I clinical trial for etavopivat (formerly referred to as FT-4202) for the treatment of SCD;

▪	continue our registration-enabling, global pivotal Phase II/III clinical trial of etavopivat in SCD patients;
▪	prepare for and initiate our planned clinical trial of etavopivat in patients with thalassemia;
▪	continue enrollment in our Phase I study for FT-7051 for the treatment of mCRPC;
▪	contract to manufacture our product candidates;
▪	advance research and development related activities to expand our product pipeline;
▪	seek regulatory approval for our product candidates that successfully complete clinical development;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated significant research collaboration revenue, we have not generated any commercial revenue from our current product candidates, including our lead product candidate, etavopivat, and our other product candidate, FT-7051, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue unless and until we complete the development of, obtain marketing approval for, and begin to sell, etavopivat, which is currently being evaluated in a Phase II/III trial, or FT-7051, which is also currently being evaluated in a Phase I clinical trial. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

▪	our ability to add and retain key research, pharmaceutical sciences and development personnel;
▪	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, etavopivat and FT-7051;
▪	our successful enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
▪	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
▪	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression, as applicable, of our product candidates;
▪	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing;
▪	our ability to forecast and meet supply requirements for clinical trials and commercialized products using third-party manufacturers;
▪	the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
▪	the ability to develop and obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
▪	obtaining and maintaining third-party coverage and adequate reimbursement, if etavopivat or FT-7051 is approved;
▪	acceptance of our lead product candidates, if and when approved, by patients, the medical community and third-party payors;
▪	effectively competing with other therapies, if etavopivat or FT-7051 is approved;
▪

our ability to obtain and maintain patent, trade secret and other intellectual property protection for etavopivat and FT-7051 and regulatory exclusivity for etavopivat and FT-7051 if and when approved;

▪	our receipt of marketing approvals for etavopivat and FT-7051 from applicable regulatory authorities; and
▪	the continued acceptable safety profiles of our lead products following approval.

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

The development of pharmaceutical drugs is capital intensive. We are currently advancing etavopivat and FT-7051 through clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Clinical Development

We depend heavily on the success of our lead product candidates, etavopivat and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of the current or future product candidates in our lead program in sickle cell disease, or SCD, of which our lead product candidate, etavopivat, is in Phase II/III clinical development for SCD. Etavopivat will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, FT-7051, is in Phase I development for the treatment of mCRPC. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

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

Rare hematologic diseases may have relatively low prevalence and it may be difficult to identify patients with the indications we are targeting. For example, the prevalence of SCD is approximately 100,000 individuals in the U.S. and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom on a combined basis. Similarly, the prevalence of beta thalassemia is estimated to be approximately 20,000 individuals across the U.S. and Europe and approximately 300,000 patients globally. Our inability to enroll a sufficient number of patients with the target indication for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our current or future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for etavopivat in SCD patients. The European Commission also granted Orphan Drug designation to etavopivat for the treatment of SCD. However, if we are unable to include patients with the target indication, this could compromise our ability to seek participation in the FDA’s expedited review and approval programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines for our other product candidates.

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption to the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus, including new variants of the virus, and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A reoccurrence or “second wave” of COVID-19 cases, including as a result of new variants of the virus, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, our ability to enroll patients in clinical trials has been impacted and we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs or contract manufacturing organizations, or CMOs, located in affected geographies that we rely upon to carry out our clinical trials. For example, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have initiated clinical trials for etavopivat and FT-7051, it is likely that there may be adverse side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. For example, the single dose cohort in our Phase I trial of etavopivat only included seven SCD patients. With a limited number of patients and limited duration of exposure, rare and severe side effects of our current or future product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our current or future product candidates receive marketing approval and we or others identify undesirable side effects caused by such current or future product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

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

From time to time, we may disclose or publish partial, interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Partial and interim results are subject to the completion of a given clinical trial cohort and the balance of the data for such cohort. Partial, interim, preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, positive results from our preclinical studies of our current or future product candidates, and any positive top-line, partial, interim or other preliminary results we may obtain from our clinical trials of our current or future product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our current or future product candidates may not be replicated in subsequent preclinical studies or clinical trial results. For example, our later-stage clinical trials could differ in significant ways from our ongoing Phase I clinical trials of etavopivat and FT-7051, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, final dosage formulation, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, or such later studies or trails otherwise generated date or results that differ significantly from data or results seen in prior studies or trails, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the current or future product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, premarket approval application, or PMA, application for a companion diagnostic test or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, government agencies beyond the FDA and comparable authorities may exert political influence regarding prior or future regulatory approvals and related processes, resulting in changes in policies and guidance by the regulatory authorities in question. Our current or future product candidates could be delayed in receiving, as a result of required changes in our timelines or regulatory strategy, or fail to receive, regulatory approval for many reasons, including the following:

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

A Fast Track Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for etavopivat in SCD patients. The European Commission also granted Orphan Drug designation to etavopivat for the treatment of SCD. We may seek Fast Track Designation for our other current or future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even though we have received Fast Track Designation and may receive Fast Track Designation again in the future for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain Orphan Drug Designation or exclusivity for any product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We have currently received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for etavopivat in SCD patients. The European Commission also granted Orphan Drug designation to etavopivat for the treatment of SCD. We may seek Orphan Drug Designation for other current or future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S.

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

Although we have obtained Rare Pediatric Disease Designation from the FDA for etavopivat in SCD patients, we may not be eligible to receive a priority review voucher in the event that FDA approval does not occur prior to September 30, 2026.

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of an NDA for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The authority for the FDA to award PRVs for drugs after September 30, 2024 is currently limited to drugs that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award PRVs through September 30, 2026. However, it is possible the authority for the FDA to award PRVs will be extended by Congress. As such, if we do not obtain approval of an NDA for etavopivat in patients with SCD on or before September 30, 2026, and if the PRV Program is not extended by Congressional action, we may not receive a PRV.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, compliance with applicable product tracking and tracing requirements, as well as continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We are not permitted to market or promote any of our current or future product candidates in foreign markets before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our current or future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our current or future product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our current or future product candidates and ultimately commercialize our current or future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

▪	differing regulatory requirements in foreign countries, which may cause obtaining regulatory approvals outside of the U.S. to take longer and be more costly than obtaining approval in the U.S;
▪	our customers’ ability to obtain reimbursement for our current or future product candidates in foreign markets;
▪	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
▪	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
▪	import or export licensing requirements;
▪	longer accounts receivable collection times;
▪	longer lead times for shipping;
▪	language barriers for technical training;
▪	reduced protection of intellectual property rights in some foreign countries;
▪	the existence of additional potentially relevant third-party intellectual property rights;
▪	economic weakness, including inflation, or political instability in particular foreign economies and markets;
▪	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
▪	foreign taxes, including withholding of payroll taxes;
▪	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
▪	difficulties staffing and managing foreign operations;
▪	workforce uncertainty in countries where labor unrest is more common than in the U.S;
▪	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
▪	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;
▪	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
▪	business interruptions resulting from geo-political actions, including war and terrorism.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on our programs, including our lead product candidate, etavopivat, for the treatment of SCD and our other product candidate, FT-7051, for the treatment of mCRPC. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Specifically, there are a large number of companies developing or marketing treatments for rare hematologic diseases and cancers, including many major pharmaceutical and biotechnology companies. If etavopivat receives marketing approval for the treatment of SCD, it may face competition from other product candidates in development for these indications, including product candidates in development from bluebird bio, Inc., EpiDestiny, Inc., Novo Nordisk A/S, Sangamo Therapeutics Inc., Bioverativ Inc. (now Sanofi S.A.), Fulcrum Therapeutics, Inc., Syros Pharmaceuticals, Inc., Global Blood Therapeutics, Inc., Intellia Therapeutics, Inc., Novartis AG, Agios Pharmaceuticals, Inc., or Agios, Imara Inc., Pfizer Inc., Emmaus Life Sciences, Inc., Aruvant Sciences, Inc., Vertex Pharmaceuticals Incorporated, CRISPR Therapeutics AG, Prolong Pharmaceuticals, LLC, Daiichi Sankyo Company, Limited. Further, if FT-7051 receives marketing approval for the treatment of mCRPC, it may face competition from CellCentric, Ltd., Genentech, Inc. and Constellation Pharmaceuticals, Inc.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The MFN is currently subject to ongoing litigation.  Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Additionally, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

▪

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

If the market opportunities for etavopivat and our other current and future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Moreover, because the target patient populations we are seeking to treat are small, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We focus our research and product development on treatments for rare hematologic diseases and cancers. The prevalence of SCD is approximately 100,000 individuals in the U.S. and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom collectively. Similarly, the prevalence of beta thalassemia is estimated to be approximately 20,000 individuals across the U.S. and Europe and approximately 300,000 patients globally. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Further, even if we obtain significant market share for etavopivat and any of our other current or future product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Our target patient populations are relatively small, and there are currently limited standard of care treatments directed at SCD. As a result, the pricing and reimbursement of etavopivat and any other product candidates we may develop, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell etavopivat and any of our other current or future product candidates will be adversely affected.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support our clinical trials for etavopivat and expect to rely on them when we begin clinical trials for FT-7051 and other current or future product candidates. We rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. For example, on October 28, 2020, Synteract, Inc., the CRO that is overseeing our Phase II/III clinical study for etavopivat announced that it is being acquired by Syneos Health, Inc., another CRO, with whom we do not have a pre-existing relationship. While we cannot accurately predict the effects that this acquisition may have on our ongoing clinical studies for etavopivat, it is possible that this acquisition could result in business interruptions or changes in personnel that could impact the ongoing studies.  If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our current or future product candidates. As a result, we believe that our financial results and the commercial prospects for our current or future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We have entered into licensing arrangements with Boehringer Ingelheim and Celgene Corporation, now Bristol-Myers Squibb Company, and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. For example, in March 2020, we sold select hit discovery capabilities and related assets to Valo Health, Inc. that aims to increase the efficiency of medicine development using computational-enabled capabilities. Under the deal terms, we received an upfront cash payment, additional cash installment payments and equity in Valo Health, Inc. as consideration. We are also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the U.S. and other countries for our current or future product candidates, including our lead product candidate, etavopivat, our other product candidate, FT-7051, our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications related to our product candidates including our lead product candidate, etavopivat and our other product candidate, FT-7051. The etavopivat compound is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, the European Patent Office, China, Japan, and South Korea; and by patent applications pending in numerous jurisdictions including the U.S. and Canada. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S. and Japan, and by patent applications pending in numerous jurisdictions including the U.S., Japan, and the European Patent Office.

We also own patents and patent applications related to our isocitrate dehydrogenase 1 gene (IDH1) program (FT-2102, or also referred to as “olutasidenib”), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The FT-2102 compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The FT-2102 drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by additional granted U.S. patents and pending applications. FT-2102 is also covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by allowed U.S. patents and pending patent applications for the uses of FT-2102 in methods of treatment currently in clinical development. The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and by pending applications in the U.S., European Patent Office, and other countries. The FT-4101 compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S. and European Patent Office. We also own a European patent to FT-4101 for use in a method of treatment providing coverage through at least April 2037. In addition, we own certain

FT-4101 pharmaceutical compositions that are covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by a granted U.S. patent and pending applications in the U.S. and European Patent Office.

In addition, we own patents and patent applications expected to expire between 2034 and 2042 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1 (USP1), IDH1, CBP/p300 and others.

As of July 31, 2021, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect etavopivat and FT-7051 or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

▪

a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, including etavopivat, FT-7051, FT-2102, FT-8225, and FT-4101, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

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

We are highly dependent on the research and development, clinical and business development expertise of Frank D. Lee, our President and Chief Executive Officer, Patrick Kelly, M.D., our SVP, Chief Medical Officer, Todd Shegog, our SVP, Chief Financial Officer, David N. Cook, Ph.D., our SVP, Chief Scientific Officer, Jeannette Potts, Ph.D, J.D., our SVP, General Counsel and Mary E. Wadlinger, our SVP, Corporate Affairs and Chief Human Resources Officer and John E. Bishop, Ph.D. our SPV, Chief Technology Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of July 31, 2021, we had 139 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, we had state NOLs of approximately $169.3 million, and we had federal and state research and development tax credit carryforwards of approximately $33.4 million and $4.7 million, respectively. Our ability to utilize these NOLs and tax credit carryforwards may be limited by an “ownership change” as described above as a result of our Series D redeemable convertible preferred stock financing transaction completed in December 2019, which could result in increased tax liability to us. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. As a result of the CARES Act, we anticipate our Federal NOLs will be fully utilized as a result of refund claims. We have filed refund claims related to our 2018, 2019 and 2020 tax years to carryback NOLs to our 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $29.6 million.

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

On July 26, 2021, we filed a Registration Statement on Form S-3ASR, or the 2021 Shelf, with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174) in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. Sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. As of the date of this Quarterly Report on Form 10-Q, we have not made any sales of our common stock under the Sales Agreement. Sales under the Sales Agreement, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of June 30, 2021, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.3% of the voting power of our outstanding common stock as of June 30, 2021. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete the IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will become a large accelerated filer for the fiscal year ending December 31, 2022, and as such we will lose emerging growth status on December 31, 2021.

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

Commencing December 31, 2021, we will no longer be an “emerging growth company” or a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will no longer apply to us.

We are currently an emerging growth company but because as of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will be deemed a large accelerated filer and no longer qualify for such status commencing December 31, 2021. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation;
•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We are also currently a smaller reporting company, but based on the market value of our common stock that was held by non-affiliates as of June 30, 2021, we have determined that we will no longer be a smaller reporting company as of January 1, 2021. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. After January 1, 2021, we will no longer be able to rely on these reduced requirements.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed with the SEC on June 23, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

FORMA THERAPEUTICS HOLDINGS, INC

Date: August 13, 2021	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)