Form 10-Q
period 2021-09-30
Forma Therapeutics Holdings, Inc.
filed 2021-11-12
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39333

Forma Therapeutics Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1657129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 North Beacon Street, Suite 501 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 679-1970

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FMTX	The Nasdaq Global Market

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
Yes ☐ No ☒

As of November 9, 2021, the registrant had 47,404,601 shares of common stock, $0.001 par value per share, outstanding.

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

∎	our ability to effectively manage our anticipated growth;

∎	developments relating to our competitors and our industry, including the impact of government regulation;

∎	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

∎	the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and

∎	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$87,248	$282,689
Short-term marketable securities	425,433	350,365
Income tax receivable	14,066	15,273
Prepaid expenses and other current assets	8,139	6,120
Total current assets	534,886	654,447
Property and equipment, net	14,741	1,520
Long-term marketable securities	19,088	12,534
Operating lease right-of-use asset	20,569	—
Other assets	12,941	12,470
Total assets	$602,225	$680,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,595	$4,295
Accrued expenses and other current liabilities	23,453	27,104
Operating lease liability	4,541	—
Income tax payable	45	301
Total current liabilities	32,634	31,700
Operating lease liability, noncurrent	26,760	—
Deferred rent, noncurrent	—	1,027
Total liabilities	59,394	32,727
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 47,399,873 and 47,300,231 shares issued at September 30, 2021 and December 31, 2020, respectively; 47,378,041 and 47,248,685 shares outstanding at September 30, 2021 and December 31, 2020, respectively	47	47
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	723,033	705,607
Accumulated deficit	(180,249)	(57,410)
Total stockholders’ equity	542,831	648,244
Total liabilities and stockholders’ equity	$602,225	$680,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$—	$—	$—
Operating expenses:
Research and development	30,684	24,780	88,614	68,501
General and administrative	12,749	7,460	35,087	22,841
Restructuring charges	—	—	—	63
Total operating expenses	43,433	32,240	123,701	91,405
Loss from operations	(43,433)	(32,240)	(123,701)	(91,405)
Other income:
Gain on Hit Discovery divestiture	—	—	—	23,312
Interest income	216	870	770	2,406
Other (expense) income, net	(70)	(52)	215	(2,668)
Total other income, net	146	818	985	23,050
Loss before taxes	(43,287)	(31,422)	(122,716)	(68,355)
Income tax expense (benefit)	7	(3,806)	123	(26,529)
Net loss and comprehensive loss	$(43,294)	$(27,616)	$(122,839)	$(41,826)
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	(3,736)
Net loss allocable to shares of common stock, basic	$(43,294)	$(27,616)	$(122,839)	$(45,562)
Change in fair value attributable to warrants to purchase common stock	—	(8)	—	—
Net loss allocable to shares of common stock, diluted	$(43,294)	$(27,624)	$(122,839)	$(45,562)
Net loss per share of common stock:
Basic	$(0.91)	$(0.67)	$(2.60)	$(2.74)
Diluted	$(0.91)	$(0.67)	$(2.60)	$(2.74)
Weighted-average shares of common stock outstanding:
Basic	47,365,704	41,088,261	47,333,652	16,616,143
Diluted	47,365,704	41,088,924	47,333,652	16,616,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	1,936
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	—
Balance at March 31, 2020	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$102,232
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	1,800
Equity-based compensation	—	—	—	—	—	—	—	—
Conversion of redeemable convertible and convertible preferred stock into common stock	(2,304,815)	(4,656)	(14,921,676)	(20,907)	(8,790,249)	(12,272)	(53,593,440)	(104,032)
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—
Equity-based compensation	—	—	—	—	—	—	—	—
Change in estimate of initial public offering costs	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—

Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—

Vesting of restricted common stock	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Series C Convertible Preferred Stock		Common Stock		Enterprise Junior Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	6,452,619	$385	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,936)	(1,936)
Exercise of options to purchase common stock	—	—	496	—	—	—	3	—	3
Exercise of warrant to purchase common stock	—	—	297,241	—	—	—	12	—	12
Equity-based compensation	—	—	—	—	38,339	—	1,210	—	1,210
Net income and comprehensive income	—	—	—	—	—	—	—	11,230	11,230
Balance at March 31, 2020	6,452,619	$385	2,548,433	$2	2,635,430	$3	$2,341	$26,034	$28,765
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,800)	(1,800)
Equity-based compensation	—	—	—	—	25,440	—	1,256	—	1,256
Conversion of redeemable convertible and convertible preferred stock into common stock	(6,452,619)	(385)	20,349,223	21	—	—	142,231	—	141,867
Conversion of enterprise junior stock into common stock	—	—	2,124,845	2	(2,660,870)	(3)	1	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,587	—	—	15,964,704	16	—	—	293,691	—	293,707
Vesting of restricted common stock	—	—	925	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	28,051	—	—	—	142	—	142
Net loss and comprehensive loss	—	—	—	—	—	—	—	(25,440)	(25,440)
Balance at June 30, 2020	—	$—	41,016,181	$41	—	$—	$439,662	$(1,206)	$438,497
Equity-based compensation	—	—	—	—	—	—	2,129	—	2,129
Change in estimate of initial public offering costs	—	—	—	—	—	—	(369)	—	(369)
Vesting of restricted common stock	—	—	17,945	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	62,193	—	—	—	2,961	—	2,961
Net loss and comprehensive loss	—	—	—	—	—	—	—	(27,616)	(27,616)
Balance at September 30, 2020	—	$—	41,096,319	$41	—	$—	$444,383	$(28,822)	$415,602

Balance at December 31, 2020	—	$—	47,248,685	$47	—	$—	$705,607	$(57,410)	$648,244
Exercise of options to purchase common stock	—	—	68,389	—	—	—	333	—	333
Vesting of restricted common stock	—	—	11,501	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	3,848	—	3,848
Net loss and comprehensive loss	—	—	—	—	—	—	—	(35,960)	(35,960)
Balance at March 31, 2021	—	$—	47,328,575	$47	—	$—	$709,788	$(93,370)	$616,465
Exercise of options to purchase common stock	—	—	17,652	—	—	—	92	—	92
Vesting of restricted common stock	—	—	8,652	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	6,423	—	6,423
Net loss and comprehensive loss	—	—	—	—	—	—	—	(43,585)	(43,585)
Balance at June 30, 2021	—	$—	47,354,879	$47	—	$—	$716,303	$(136,955)	$579,395
Exercise of options to purchase common stock	—	—	5,519	—	—	—	29	—	29
Vesting of restricted common stock	—	—	7,482	—	—	—	—	—	—

Vesting of restricted stock units	—	—	10,161	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	6,701	—	6,701
Net loss and comprehensive loss	—	—	—	—	—	—	—	(43,294)	(43,294)
Balance at September 30, 2021	—	$—	47,378,041	$47	—	$—	$723,033	$(180,249)	$542,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(122,839)	$(41,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	672	1,076
Non-cash operating lease expense	813	—
Gain on lease modification	(287)	—
Equity-based compensation	16,972	4,595
Change in fair value of warrant liability	—	2,597
Amortization (accretion) of marketable securities	1,024	192
Gain on Hit Discovery divestiture	—	(23,312)
Interest income on future cash payments from Valo Health	—	(1,538)
Loss on disposal and sale of property and equipment	121	89
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	227
Decrease (increase) in income taxes receivable	1,207	(26,555)
(Increase) in prepaid expenses and other current assets	(2,348)	(5,432)
Increase in accounts payable	272	355
(Decrease) in accrued expenses and other current liabilities	(3,029)	6,280
(Decrease) in income taxes payable	(256)	451
(Decrease) in deferred rent, noncurrent	—	(298)
(Decrease) in operating lease liability	(907)	—
Net cash used in operating activities	(108,585)	(83,099)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(514,121)	(343,320)
Proceeds from maturity and redemption of marketable securities	431,475	38,647
Purchases of property and equipment	(3,721)	(134)
Net proceeds from Hit Discovery divestiture	—	2,840
Net cash used in investing activities	(86,367)	(301,967)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	293,707
Proceeds from exercise of warrant to purchase common stock	—	12
Proceeds from exercise of options to purchase common stock	454	145
Payment of issuance costs on Series D redeemable convertible preferred stock	—	(259)
Payment of public offering costs	(943)	—
Net cash (used in) provided by financing activities	(489)	293,605
Net (decrease) increase in cash, cash equivalents and restricted cash	(195,441)	(91,461)
Cash, cash equivalents and restricted cash, beginning of the period	285,159	173,796
Cash, cash equivalents and restricted cash, end of the period	$89,718	$82,335
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of Topic 842	$7,478	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$19,312	$—
Accretion of preferred return and cumulative dividends on preferred securities	$—	$3,736
Public offering costs included in accounts payable and accrued expenses	$28	$369
Net exercise of warrants to purchase common stock	$—	$2,961
Purchases of property and equipment included in accrued expenses	$277	$—
Installment Receivable, in prepaid expenses and other current assets (Note 17)	$—	$14,131
Equity Consideration in other assets (Note 17)	$—	$10,000
Conversion of enterprise junior stock into common stock	$—	$3
Conversion of redeemable convertible and convertible preferred stock into common stock	$—	$142,252

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

On July 26, 2021, the Company filed a Registration Statement on Form S-3ASR ("2021 Shelf") with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174) in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into a Sales Agreement ("Sales Agreement") with SVB Leerink LLC (the "Sales Agent") to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings under the 2021 Shelf and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any sales of its common stock under the Sales Agreement.

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

The Company has determined that its cash, cash equivalents and marketable securities of $531.8 million as of September 30, 2021 will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during the nine months ended September 30, 2021. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of redeemable convertible and convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

With the exception of the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”), the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The carrying amounts of the Company’s cash equivalents approximate their fair value due to their short-term nature.

Amounts in restricted cash consist of letters of credit to secure the Company’s facilities, including its new lease for office and laboratory space entered into in September 2020 (see Note 7). Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of September 30, 2021 and 2020 to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$87,248	$79,865
Restricted cash	2,470	2,470
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$89,718	$82,335

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.

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

Note 3—Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	September 30, 2021	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$25,000	$—	$25,000	$—
Money market funds	59,814	59,814	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	41,292	—	41,292	—
U.S. Treasury securities	37,062	37,062	—	—
Commercial paper	299,517	—	299,517	—
Corporate debt securities	47,607	—	47,607	—
Assets—Long-term marketable securities
U.S. Government agency securities	1,999	—	1,999	—
U.S. Treasury securities	17,083	17,083	—	—
Total	$529,374	$113,959	$415,415	$—

	Fair Value Measurements at the Reporting Date Using
	December 31, 2020	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Commercial paper	22,493	—	22,493	—
Money market funds	227,987	227,987	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	55,469	—	55,469	—
U.S. Treasury securities	38,294	38,294	—	—
Commercial paper	237,735	—	237,735	—
Corporate debt securities	18,873	—	18,873	—
Assets—Long-term marketable securities
U.S. Government agency securities	7,049	—	7,049	—
Corporate debt securities	5,492	—	5,492	—
Total	$625,392	$266,281	$359,111	$—

During the nine months ended September 30, 2021 and twelve months ended December 31, 2020 there were no transfers into or out of Level 3.

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

During the nine months ended September 30, 2020, the Company recognized a loss on the remeasurement of the warrant liability. Prior to the IPO, the warrant liability balance was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share (“Series B-3 Preferred Warrants”). Upon the closing of the IPO, the Series B-3 Preferred Warrants were automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. The remaining terms and provisions of the warrants held immediately prior and subsequent to the conversion were substantially the same, including the provision under which the Company was obligated to pay the holders the greater of (i) five times the exercise price, less the exercise price, or (ii) the excess of the fair market value of a warrant share over the exercise price, in the event of a change in control in which the acquirer did not assume the warrants. As the common stock warrants embodied an obligation to repurchase the Company’s shares in exchange for specified assets that was not within the Company’s control, the Company classified the common stock warrants as a liability.

The value for the warrant liability balance was based on a Black-Scholes option pricing model using significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Gains and losses on remeasurement of Level 3 securities are included in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss. The warrants were exercised in July 2020 and as of September 30, 2021, the Company had no outstanding warrants.

The following assumptions were used to determine the fair value of the warrants to purchase common stock:

July 1, 2020
Risk-free interest rate	0.31%
Expected term (in years)	5.0
Expected volatility	75.8%
Expected dividend yield	0.0%
Fair value per share of underlying common stock	$46.37

The following table provides a summary of changes in fair value of the Level 3 warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2019	$364
Change in fair value	2,597
Net exercise of warrants to purchase common stock	(2,961)
Balance at September 30, 2020	$-

Note 4—Marketable Securities

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the condensed consolidated balance sheets as they are considered held-to-maturity securities.

The Company’s investments by type consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$43,284	$7	$—	$43,291
U.S. Treasury securities	54,144	7	(6)	54,145
Commercial paper	299,472	45	—	299,517
Corporate debt securities	47,621	—	(14)	47,607
Total	$444,521	$59	$(20)	$444,560

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$62,508	$10	$—	$62,518
U.S. Treasury securities	38,287	7	—	38,294
Commercial paper	237,733	18	(16)	237,735
Corporate debt securities	24,371	3	(9)	24,365
Total	$362,899	$38	$(25)	$362,912

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the condensed consolidated financial statements.

As of September 30, 2021 and December 31, 2020, the Company held 17 and 16 investments, respectively, in an unrealized loss position with an aggregate fair value of $92.7 million and $93.7 million, respectively. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The aggregate of individual unrealized losses as of September 30, 2021 and December 31, 2020 was not significant.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Manufacturing and clinical prepaid expenses	$3,187	$3,068
Other prepaid expenses	4,485	1,725
Other non-trade receivables	467	1,327
	$8,139	$6,120

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer and office equipment	$1,735	$2,253
Software	514	2,473
Lab equipment	3,599	4,560
Furniture and fixtures	840	377
Leasehold improvements	14,888	3,402
Construction in process	851	—
	22,427	13,065
Less: Accumulated depreciation	(7,686)	(11,545)
	$14,741	$1,520

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2021 and 2020 totaled $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment totaled $0.7 million and $1.1 million, respectively.

Note 7—Leases

The Company’s operating lease activity is primarily comprised of noncancelable facilities leases for office and laboratory space in Watertown, MA and Branford, CT.

North Beacon Street Lease

In September 2020, the Company entered into a lease for office and laboratory space in Watertown, MA (the “Beacon Street Lease”). The Beacon Street Lease is with a landlord who is an investor and related party of the Company. The Beacon Street Lease, which commenced in September 2021, is subject to base rent of $0.3 million per month, plus the Company's ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the Beacon Street Lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. The Company paid first month’s rent of $0.3 million upon execution of the Beacon Street Lease agreement. The Beacon Street Lease is secured by a letter of credit of $2.0 million and is classified in other assets on the condensed consolidated balance sheets.

The Beacon Street Lease required the landlord to perform a scope of work to build-out the base building prior to the construction of the Company’s premises. The Company concluded the accounting commencement date occurred when the landlord completed the build-out of the base building and control passed to the Company, which occurred in early September 2021. The Company assessed the classification of the Beacon Street Lease at the accounting commencement date and concluded the lease should be accounted for as an operating lease. The Company recorded an operating lease liability of $29.3 million, measured as the present value of the remaining lease payments discounted using the incremental borrowing as of the accounting commencement date. The Company recorded an operating lease right-of-use asset of $19.3 million, measured as the present value of the remaining lease payments, plus prepaid rent, net of the tenant incentives. The operating lease right-of-use asset was reduced by the difference between the right-of-use asset and lease liability of the Arsenal Street Lease measured upon accounting commencement of the Beacon Street Lease.

The Company determined the appropriate incremental borrowing rate using a synthetic credit rating based on the interest coverage ratio, factoring in adjustments for additional risks based on an analysis of comparable companies with similar credit and financial profiles.

The Company concluded the improvements paid for by the tenant improvement allowance represent lessee assets and therefore recorded $10.0 million of leasehold improvements from the tenant improvement allowance in property and equipment. The Company recorded an additional $1.6 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service in September 2021.

Arsenal Street Lease

The Company previously leased office and laboratory space in Watertown, MA (the “Arsenal Street Lease”) prior to occupying the Beacon Street Lease. The Arsenal Street Lease was with the same landlord as the Company’s Beacon Street Lease. The Arsenal Street Lease included annual increases to base rent over the lease term and included monthly rental payments payable by the Company based on its proportionate share of operating expenses. The Arsenal Street

Lease included a tenant improvement allowance of $0.5 million, of which the Company used the entire allowance. The Arsenal Street Lease was secured by a letter of credit of $0.5 million.

In May 2021, the Company amended the Arsenal Street Lease to reduce the rentable square feet by approximately 50%. Pursuant to the amendment, annual base rent and the Company’s share of operating expenses were reduced in proportion to the reduction in rentable square feet. There was no change to the lease term for the remaining space. The Company determined that the amendment did not grant an additional right-of-use asset and as such was accounted for as a modification to the existing operating lease. The operating lease right-of-use asset and operating lease liability were remeasured at the date of modification which resulted in a reduction of the operating lease right-of-use asset of $2.6 million and a reduction in the operating lease liability of $2.9 million. The Company recorded the resulting gain on the modification of $0.3 million in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.

In September 2021, concurrent with the execution of the Beacon Street Lease, the Arsenal Street Lease was further amended to expire 30 days following the lease commencement date of the Beacon Street Lease during which time rent would be fully abated. The Company concluded the Beacon Street Lease and amended Arsenal Street Lease should be combined for accounting purposes given that the amendment of the Arsenal Street Lease and the Beacon Street Lease were negotiated with both the same commercial objective and landlord. Upon lease commencement of the Beacon Street Lease in September 2021, the Company derecognized the operating lease right-of-use asset and operating lease liability for the Arsenal Street Lease. The difference between the right-of-use asset and lease liability was $0.3 million and was recorded as a reduction to the operating lease right-of-use asset for the Beacon Street Lease. The letter of credit securing the Arsenal Street Lease remains classified in other assets on the condensed consolidated balance sheets and the Company anticipates the restriction to be released in the fourth quarter of 2021.

Branford, CT Lease

As amended on January 1, 2018, the Company’s Branford, CT lease is subject to annual increases to base rent over a term expiring in December 2023. The lease included a tenant improvement allowance of $1.0 million, of which $0.1 million remains unused. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The lease terms provide for one five-year extension term with base rent calculated on a discounted then-market rate. Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Valo Health. Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.2 million, $0.8 million and $0.8 million for the three months ended December 31, 2021, and years ended December 31, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Valo Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase Agreement (the “Agreement”) executed pursuant to the sale (see Note 17). During the three and nine months ended September 30, 2021, the Company recorded rent expense under the head lease of $0.2 million and $0.6 million, respectively, offset by sublease income of $0.2 million and $0.6 million, respectively, both of which are included as components of operating lease cost in the table below.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$312	$1,112
Variable lease cost	255	738
	$567	$1,850

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$220	$1,258

Future minimum lease payments under noncancellable leases as of September 30, 2021 were as follows (in thousands):

Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$1,110
2022	4,843
2023	4,986
2024	4,222
2025	4,349
Thereafter	27,645
Total lease payments	47,155
Present value adjustment	(15,854)
Present value of operating lease liabilities	$31,301

As of September 30, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 8.7% over a weighted-average remaining lease term of 9.5 years.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Manufacturing and clinical accruals	$12,922	$17,952
Employee compensation	6,898	6,834
Other research and development related accruals	1,567	338
Professional and consulting services	967	1,008
Other current liabilities	1,099	972
	$23,453	$27,104

Note 9—Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2021 and December 31, 2020, the Company had not incurred any costs for the above guarantees and indemnities.

Note 10—Restructuring Charges

In January 2019, the Company undertook an organization realignment to reduce the Company’s cost base and simplify its business goals to focus on a wholly owned pipeline. To achieve this cost reduction, the Company reduced its headcount by approximately 40%. The total restructuring charges incurred of $5.4 million were comprised of termination benefits including expenses for severance, health benefits and outplacement services. There were no restructuring activities during the nine months ended September 30, 2021.

The following table summarizes the restructuring activity incurred during the nine months ended September 30, 2020 (in thousands):

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

Upon the closing of the IPO, the Company filed the Second Amended Certificate of Incorporation to authorize 10,000,000 shares of preferred stock which were designated as undesignated preferred stock. As of September 30, 2021, no shares of preferred stock were issued or outstanding.

Note 12—Stockholders’ Equity

Common Stock Reserved for Future Issuances

As of September 30, 2021, the Company had reserved for future issuance the following number of shares of common stock:

Stock Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	3,898,584
For exercise of stock options under the 2020 Stock Option and Incentive Plan	2,262,682
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	800,209
For future issuance under the 2020 Stock Option and Incentive Plan	2,381,767
For future issuance under the 2020 Employee Stock Purchase Plan	840,032
10,183,274

Note 13—Equity-Based Compensation

2020 Stock Option and Incentive Plan

The Company grants stock-based awards under the 2020 Stock Option and Incentive Plan (“2020 Plan”). All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 and 2019 Plans are added back to the shares of common stock available for issuance under the 2020 Plan, while all unvested shares under the 2012 Plan that are forfeited, cancelled or are otherwise terminated that are reserved under the 2012 Plan are automatically retired. The Company also has stock options and restricted common stock outstanding under the 2019 Stock Incentive Plan (“2019 Plan”) and 2012 Equity Incentive Plan, as Amended and Restated, (“2012 Plan”) respectively, but is no longer granting awards under such plans. On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,892,009 shares as a result of the automatic increase provision of the 2020 Plan. As of September 30, 2021, there were 2,381,767 shares available for future issuance under the 2020 Plan.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,747	$659	$6,756	$1,431
General and administrative	3,954	1,470	10,216	3,164
	$6,701	$2,129	$16,972	$4,595

Enterprise junior stock	—	—	—	365
Restricted common stock	54	181	230	217
Restricted stock units	2,848	29	6,496	29
Stock options	3,799	1,919	10,246	3,984
	$6,701	$2,129	$16,972	$4,595

Stock Options

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,941,537	$8.62	9.1	$130,802
Granted	1,363,220	34.92
Exercised	(91,560)	5.14
Forfeited	(51,931)	8.73
Outstanding as of September 30, 2021	6,161,266	$14.49	8.5	$72,281
Exercisable as of September 30, 2021	2,173,996	$8.08	8.1	$33,742
Vested and expected to vest as of September 30, 2021	6,161,266	$14.49	8.5	$72,281

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2021 and 2020 was $23.45 and $6.62, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $2.8 million.

As of September 30, 2021, there was approximately $42.7 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.98%	0.36%	0.96%	1.09%
Expected term (in years)	6.1	5.9	6.0	6.0
Expected volatility	77.5%	76.1%	77.9%	74.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per share of common stock	$23.38	$40.82	$34.92	$10.13

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	42,100	$42.26
Granted	772,760	$35.15
Vested	(10,161)	$44.29
Forfeited	(4,490)	$32.12
Unvested as of September 30, 2021	800,209	$35.42

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2021 was $0.5 million. The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2020 was $44.02 per share.

As of September 30, 2021, there was approximately $22.2 million of unrecognized equity-based compensation expense related to the restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2020	51,546	$7.44
Vested	(27,635)	$9.35
Forfeited	(2,079)	$14.88
Issued and unvested as of September 30, 2021	21,832	$4.25

The aggregate fair value of restricted common stock that vested during the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

As of September 30, 2021, there was approximately $0.1 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 1.0 year.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) became effective June 2020. On January 1, 2021, the number of shares of common stock available for issuance under the ESPP increased by 472,487 shares as a result of the automatic increase provision of the ESPP. As of September 30, 2021, no shares have been issued under the ESPP and 840,032 shares remain available for issuance.

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

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	6,161,266	4,947,106	6,161,266	4,947,106
Restricted common stock	21,832	66,073	21,832	66,073
Restricted stock units	800,209	18,200	800,209	18,200

Note 15—Income Taxes

Income taxes for the three months ended September 30, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $26.5 million, respectively. The Company’s income tax expense for the nine months ended September 30, 2021 was related to the provision to return adjustment and a reduction to the income tax refund arising from the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The income tax benefit for the nine months ended September 30, 2020 was related to refunds arising from the CARES Act.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 through September 30, 2021 and some refunds are expected to be received over the next twelve months. The Company has filed refund claims related to its 2018, 2019 and 2020 tax years to carryback NOLs to its 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in anticipated refunds of $29.6 million, of which $16.6 million has been received through September 30, 2021.

Note 16—Collaboration Agreements

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration over the ten-year contract term. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Valo Health and therefore the Company’s obligation relative to the options were released and assumed by Valo Health (see Note 17) during the nine months ended September 30, 2020.

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	Beginning of Period	Additions	Deductions	End of Period
Nine months ended September 30, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

During the nine months ended September 30, 2021 and 2020, the Company recognized no revenue.

The Company had no contract asset balances as of September 30, 2021 and 2020.

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

The Company recognized a gain on Hit Discovery divestiture of $23.3 million which is presented as a separate component of other (expense) income, net on the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.

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

The Company concluded the fair value of the equity interest received in Valo Health was equal to $10.0 million and continues to record the equity interest in other assets on the Company’s consolidated balance sheet as of September 30, 2021. No gain or loss was recorded by the Company in connection with the closing of Valo Health’s equity financing round as the carrying value of the Equity Consideration immediately prior to the closing was equal to the fair value of the equity interest that was received in Valo Health as part of the equity financing.

As the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for the equity interest received in Valo Health by applying the measurement alternative under ASC 321. As of September 30, 2021 and December 31, 2020, no impairments, nor any upward or downward adjustments have been recognized on the equity interest in Valo Health as a result of the application of the measurement alternative as there have been no observable price changes.

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

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. We are evaluating etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. We completed the healthy volunteer portion of the trial in May 2019 and presented data at the 2019 American Society of Hematology meeting demonstrating the tolerability and proof of mechanism of etavopivat in healthy volunteers. We reported data from a single dose cohort in seven SCD patients in June 2020, data from the first 300 mg daily dose cohort of nine SCD patients in December 2020, and initial blinded results from the 600 mg daily dose cohort in March 2021. Based on the results of the ongoing Phase I trial, we opened a global pivotal Phase II/III trial, which we refer to as the Hibiscus Study, in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. In June 2021, we announced new data from our ongoing Phase I trial of etavopivat. The announcement included initial data from the open-label extension, or OLE, cohort studying etavopivat’s effects on hematologic and hemolytic parameters for patients living with SCD receiving 400 mg etavopivat once-daily for at least two weeks and up to 12 weeks. Also announced were the unblinded results from two MAD cohorts, which demonstrated the effects once-daily dosing of 300 mg or 600 mg etavopivat for 14 days on measures of sickle red blood cell, or RBC, functional health. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for etavopivat in SCD patients. The European Medicines Agency has granted Orphan Drug designation to etavopivat for the treatment of SCD. Based on ongoing feedback from the FDA although accelerated approval is still an available regulatory pathway, we will need to provide additional information to support hemoglobin response as a surrogate endpoint eligible for accelerated approval for etavopivat. We plan to continue to seek accelerated approval for etavopivat utilizing hemoglobin response rates as a surrogate endpoint by providing additional data to support that hemoglobin response rates predict for a clinical benefit. We also plan to continue to pursue traditional approval as well by collecting data on additional endpoints around vaso-occlusive crisis rates or other relevant measures.

Our product candidate, FT-7051, is a potent and selective inhibitor of CREB-binding protein/E1A binding protein p300, or CBP/p300, in clinical development for the treatment of mCRPC. Prostate cancer is reported as the second and third leading cause of cancer death for men in the U.S. and in Europe, respectively, and mCRPC is the most advanced form of the disease. The FDA cleared our investigational new drug application, or IND, for FT-7051 in April 2020, and we dosed the first patient in our Phase I trial in mCRPC patients in January 2021. In October 2021, initial results from eight patients in this Phase I trial were presented at a scientific conference, including safety/tolerability, pharmacokinetics and pharmacodynamics data, and surrogate marker of clinical response in the first evaluable patient.

We are pursuing partnerships for our other compounds, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1, and FT-8225, an inhibitor of fatty acid synthase, or FASN, programs. For olutasidenib, we have successfully completed a registrational cohort of a Phase II trial for relapsed / refractory acute myeloid leukemia, or R/R AML, that reported positive interim results in October 2020, and results were presented at the EHA Virtual Congress and American Society of Clinical Oncology, or ASCO, in June 2021. We are preparing a new drug application, or NDA for submission to the FDA. We are also completing an exploratory Phase I clinical trial for glioma, from which we reported results at the ASCO meeting in 2020 demonstrating disease control in a significant proportion of patients.

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

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net loss was $43.3 million and $27.6 million for the three months ended September 30, 2021 and 2020, respectively, and $122.8 million and $41.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, our accumulated deficit was $180.2 million and $57.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

▪
complete preclinical studies, initiate and complete clinical trials for product candidates;
▪
proceed with finalizing the expansion cohorts of our ongoing Phase I clinical trial for etavopivat for the treatment of SCD;
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
▪
continue to take temporary precautionary measures to help minimize the risk of the coronavirus disease, or COVID-19, pandemic including new variants, to our employees and patients who enroll in our studies;
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

We have determined that our cash, cash equivalents and marketable securities of $531.8 million as of September 30, 2021 will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow on public offering. We have experienced significant negative cash flows from operations during the nine months ended September 30, 2021. We do not expect to experience any significant positive cash flows from our existing license and collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic, which continues to spread throughout the U.S. and worldwide. The ultimate extent of the ongoing impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic, the impact of new strains of COVID-19, the effectiveness, availability and utilization of vaccines, and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence of COVID-19 cases or the impact of new variants of the virus could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. To date, many clinical trials, including ours, have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The ongoing COVID-19 pandemic has impacted patients’ visits to study sites for both our etavopivat and olutasidenib programs. We continue to work closely with our contract research organizations, or CROs, and the study sites to ensure patient safety and help facilitate study conduct. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. Our collaboration arrangements with Celgene Corporation were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene Corporation, now Bristol-Myers Squibb Company, for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. In May 2021 we received written notice from Bristol-Myers Squibb of their termination of the license agreement related to FT-1101. In July 2021 we received written notice from Boehringer Ingelheim of their termination of the license related to our protein-protein modulator molecule. We expect revenue for the next several years will be derived primarily from milestone payments under our existing license agreements with Bristol-Myers Squibb Company and Boehringer Ingelheim, if Bristol-Myers Squibb Company or Boehringer Ingelheim achieve certain specified research, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the three and nine months ended September 30, 2021 and 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Etavopivat	$9,971	$9,158	$31,922	$20,743
FT-7051	1,438	1,175	4,023	2,972
Olutasidenib	4,611	5,322	13,302	16,874
FT-8225	(26)	339	64	1,318
External predevelopment and unallocated expenses	2,767	821	7,967	3,393
Internal research and development expenses	11,923	7,965	31,336	23,201
	$30,684	$24,780	$88,614	$68,501

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

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses, or NOLs originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. This change resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 through September 30, 2021 and some refunds are expected to be received over the next twelve months. We have filed refund claims related to our 2018, 2019 and 2020 tax years to carryback NOLs to 2015, 2016, 2017 and 2018 tax years for federal tax purposes which will result in total expected refunds of $29.6 million, of which $16.6 million has been received through September 30, 2021.

Income tax expense is comprised of domestic (U.S. federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	30,684	24,780	5,904
General and administrative	12,749	7,460	5,289
Total operating expenses	43,433	32,240	11,193
Loss from operations	(43,433)	(32,240)	(11,193)
Other income:
Interest income	216	870	(654)
Other expense, net	(70)	(52)	(18)
Total other income, net	146	818	(672)
Loss before taxes	(43,287)	(31,422)	(11,865)
Income tax expense (benefit)	7	(3,806)	3,813
Net loss	$(43,294)	$(27,616)	$(15,678)

Collaboration Revenue

There was no collaboration revenue for the three months ended September 30, 2021 and 2020.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	($)
Etavopivat	$9,971	$9,158	$813
FT-7051	1,438	1,175	263
Olutasidenib	4,611	5,322	(711)
FT-8225	(26)	339	(365)
External predevelopment and unallocated expenses	2,767	821	1,946
Internal research and development expenses	11,923	7,965	3,958
Total research and development expense	$30,684	$24,780	$5,904

Research and development expense increased by $5.9 million from $24.8 million for the three months ended September 30, 2020 to $30.7 million for the three months ended September 30, 2021.

The increase in research and development expense was primarily attributable to a $4.0 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs and an increase in equity-based compensation, a $1.9 million increase in external predevelopment and unallocated expenses predominately related to the investment in our preclinical programs, a $0.8 million increase in etavopivat driven by the conduct of our Phase II/III trial in SCD patients and study start-up costs related to our trial in thalassemia, partially offset by a decrease of $0.7 million for olutasidenib as the studies advance toward completion.

General and Administrative Expense

General and administrative expense increased by approximately $5.3 million to $12.7 million for the three months ended September 30, 2021 from $7.5 million for the three months ended September 30, 2020.

The increase in general and administrative expense was primarily attributable to a $2.5 million increase in equity-based compensation, a $1.5 million increase of personal-related costs due to executive and staff hiring, recruiting and relocation costs, an increase of $1.1 million related to legal, consulting, and other professional fee expenses, and a $0.2 million increase in other related expense general and administrative costs.

Interest Income

Interest income decreased by approximately $0.7 million from $0.9 million for the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2021. The decrease was primarily due to interest on the future cash payments from Valo Health and offset by the amortization and accretion of purchase premiums and discounts associated with our investments.

Other Expense, Net

In the three months ended September 30, 2021, we recorded a $0.1 million loss on the disposal of fixed assets. In the three months ended September 30, 2020, we recorded a loss on the sale and disposal of fixed assets offset by a gain in the remeasurement of our warrants, which were exercised under cashless (net) provisions in July 2020.

Income Tax Expense (Benefit)

In the three months ended September 30, 2021, we recorded an insignificant income tax expense. In the three months ended September 30, 2020, we recorded an income tax benefit of $3.8 million, which is related to the impact on projected 2020 carryback refunds arising from the CARES Act.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	88,614	68,501	20,113
General and administrative	35,087	22,841	12,246
Restructuring charges	—	63	(63)
Total operating expenses	123,701	91,405	32,296
Loss from operations	(123,701)	(91,405)	(32,296)
Other income:
Gain on Hit Discovery divestiture	—	23,312	(23,312)
Interest income	770	2,406	(1,636)
Other income (expense), net	215	(2,668)	2,883
Total other income, net	985	23,050	(22,065)
Loss before taxes	(122,716)	(68,355)	(54,361)
Income tax expense (benefit)	123	(26,529)	26,652
Net loss	$(122,839)	$(41,826)	$(81,013)

Collaboration Revenue

There was no collaboration revenue for the nine months ended September 30, 2021 and 2020.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	($)
Etavopivat	$31,922	$20,743	$11,179
FT-7051	4,023	2,972	1,051
Olutasidenib	13,302	16,874	(3,572)
FT-8225	64	1,318	(1,254)
External predevelopment and unallocated expenses	7,967	3,393	4,574
Internal research and development expenses	31,336	23,201	8,135
Total research and development expense	$88,614	$68,501	$20,113

Research and development expense increased by $20.1 million from $68.5 million for the nine months ended September 30, 2020 to $88.6 million for the nine months ended September 30, 2021.

The increase in research and development expense was primarily attributable to a $11.2 million increase in etavopivat driven by the conduct of our Phase II/III and Phase I trials in SCD patients, study start-up costs related to our trial in thalassemia, and manufacturing activities, a $8.1 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs and an increase in equity-based compensation, and a $4.6 million increase in external predevelopment and unallocated expenses predominately related to investment in our preclinical programs, partially offset by a decrease of $3.6 million for olutasidenib as the studies advance toward completion.

General and Administrative Expense

General and administrative expense increased by approximately $12.2 million from $22.8 million for the nine months ended September 30, 2020 to $35.1 million for the nine months ended September 30, 2021.

The increase in general and administrative expense was primarily attributable to a $7.1 million increase in equity-based compensation, $0.8 million increase in insurance related expense, $0.9 million increase related to legal, consulting, and other professional fee expenses, $2.0 million increase in personal-related costs due to executive and staff hiring, and recruiting costs, and $1.4 million increase in other related general and administrative costs.

Restructuring Charges

In the nine months ended September 30, 2020, we incurred $0.1 million of additional severance costs related to the restructuring. In the nine months ended September 30, 2021, we did not incur any restructuring costs.

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

Interest Income

Interest income decreased by approximately $1.6 million from $2.4 million for the nine months ended September 30, 2020 compared to $0.8 million for the nine months ended September 30, 2021. The decrease was primarily due to interest on the future cash payments from Valo Health.

Other Income (Expense), Net

In the nine months ended September 30, 2021, we recorded a gain on the modification of our lease located in Watertown, Massachusetts lease of $0.3 million. In the nine months ended September 30, 2020, we recorded a loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million. In July 2020, the common stock warrants were exercised under cashless (net) provisions.

Income Tax Expense (Benefit)

In the nine months ended September 30, 2021, we recorded an income tax expense of $0.1 million which is related to the provision to return adjustment. In the nine months ended September 30, 2020, we recorded an income tax benefit of $26.5 million, which is related to refunds arising from the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of the IPO and follow-on public offering. From inception through September 30, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $531.8 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with Bristol-Myers Squibb Company and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the nine months ended September 30, 2021 we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(108,585)	$(83,099)
Investing activities	(86,367)	(301,967)
Financing activities	(489)	293,605
Net (decrease) increase in cash, cash equivalents and restricted cash	$(195,441)	$(91,461)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash used in operating activities increased by approximately $25.5 million from $83.1 million for the nine months ended September 30, 2020 to $108.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to the net loss incurred in the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities decreased by approximately $215.6 million from $302.0 million for the nine months ended September 30, 2020 to $86.4 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a $170.8 million increase in purchases of held-to-maturity marketable securities, $2.8 million in proceeds from the hit discovery divestiture, and $3.6 million increase in purchases of property and equipment offset by a $392.8 million increase in proceeds from the maturity and redemption of marketable securities.

Financing Activities

For the nine months ended September 30, 2021, our net cash used in financing activities was attributable to proceeds of $0.5 million from the exercise of options to purchase common stock, offset by the payment of $0.9 million of public offering costs. For the nine months ended September 30, 2020, our net cash provided by financing activities was primarily attributable to $293.7 million of net proceeds from the sale of our common stock.

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

As of September 30, 2021, our cash, cash equivalents and marketable securities of $531.8 million will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

In September 2020, we entered into a lease for office and laboratory space in Watertown, MA, or the Beacon Street Lease, and began occupying the space in September 2021. The Beacon Street Lease is subject to base rent of $0.3 million per month, plus our ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the Beacon Street Lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. We paid first month’s rent of $0.3 million upon execution of the Beacon Street Lease agreement in September 2020. The Beacon Street Lease is secured by a letter of credit of $2.0 million, which is included in restricted cash and is classified in other assets on the condensed consolidated balance sheets.

Prior to occupying the Beacon Street Lease, we leased office and laboratory space in Watertown, MA, or the Arsenal Street Lease. Concurrent with the execution of the Beacon Street Lease, the Arsenal Street Lease was amended to expire 30 days following the lease commencement date of the Beacon Street Lease. Upon commencement of the Beacon Street Lease in September 2021, we were no longer obligated to make rent payments under the Arsenal Street Lease. The letter of credit of $0.5 million securing the Arsenal Street Lease remains in restricted cash and classified in other assets on the condensed consolidated balance sheets. We anticipate the restriction to be released in the fourth quarter of 2021.

There have been no other material changes to our contractual obligations during the nine months ended September 30, 2021. For a complete discussion of our contractual obligations, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through September 30, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $531.8 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the nine months ended September 30, 2021, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪
complete preclinical studies, initiate and complete clinical trials for product candidates;
▪
proceed with finalizing the expansion cohorts of our ongoing Phase I clinical trial for etavopivat (formerly referred to as FT-4202) for the treatment of SCD;
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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The ongoing global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccination mandates and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the COVID-19 pandemic, including the impact of new strains of COVID-19, the effectiveness, availability and utilization of vaccines, the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A reoccurrence or “second wave” of COVID-19 cases, including as a result of new variants of the virus, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, our ability to enroll patients in clinical trials has been impacted and we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. The COVID-19 pandemic may also affect employees of third-party CROs or contract manufacturing organizations, or CMOs, located in affected geographies that we rely upon to carry out our clinical trials. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the COVID-19 pandemic. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

Our current or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our current or future product candidates, we must obtain marketing approval. We have not received approval to market any of our current product candidates and may not obtain regulatory approvals for our future product candidates, if any, from regulatory authorities in any jurisdiction and it is possible that none of our current or future product candidates or any current or future product candidates we may seek to develop in the future will ever obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication and line of treatment to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we are delayed or not able to establish eligibility for accelerated approval by the FDA, or it determines accelerated approval is not warranted, for etavopivat the timeline and costs of our development program may be materially increased, and even if granted for any of our product candidates, accelerated approval may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We have been pursuing accelerated approval for etavopivat and may seek accelerated approval of our other current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and provides a meaningful therapeutic benefit to patients over existing treatments. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. It is possible that the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. Moreover, FDA may revise how it implements accelerated approval. Based on ongoing feedback from the FDA although accelerated approval is still an available regulatory pathway we will need to provide additional information to support hemoglobin response as a surrogate endpoint eligible for accelerated approval for etavopivat. We plan to continue to seek accelerated approval for etavopivat utilizing hemoglobin response rates as a surrogate endpoint by providing additional data to support that hemoglobin response rates predict for a clinical benefit. If we are delayed or not successful in establishing eligibility for accelerated approval with the FDA, or it determines accelerated approval is not warranted, our development timelines and costs associated with etavopivat may be materially increased.

As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trial(s) to confirm clinical benefit. Any confirmatory trial must be completed with due diligence. In addition, the FDA requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do reach agreement with the FDA that etavopivat is eligible for accelerated approval, we may not experience a faster development or regulatory review or approval process, and such agreement does not provide assurance of ultimate FDA approval.

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

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

We own patent applications related to our product candidates including our lead product candidate, etavopivat and our other product candidate, FT-7051. The etavopivat compound is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, the European Patent Office, China, Japan, and South Korea; and by patent applications pending in numerous jurisdictions including the U.S. and Canada. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S., Europe and Japan, and by patent applications pending in numerous jurisdictions including the U.S., Japan, and the European Patent Office.

We also own patents and patent applications related to our isocitrate dehydrogenase 1 gene (IDH1) program (FT-2102, or also referred to as “olutasidenib”), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The FT-2102 compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The FT-2102 drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by additional granted U.S. patents and pending applications. FT-2102 is also covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by allowed U.S. patents and pending patent applications for the uses of FT-2102 in methods of treatment currently in clinical development. The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and by pending applications in the U.S., European Patent Office, and other countries. The FT-4101 compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S. and European Patent Office. We also own a European patent to FT-4101 for use in a method of treatment providing coverage through at least April 2037. In addition, we own certain FT-4101 pharmaceutical compositions that are covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by a granted U.S. patent and pending applications in several jurisdictions, including the U.S. and European Patent Office.

In addition, we own patents and patent applications expected to expire between 2034 and 2042 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1 (USP1), IDH1, CBP/p300 and others.

As of September 30, 2021, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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
▪
a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, including etavopivat, FT-7051, olutasidenib, FT-8225, and FT-4101, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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

We are highly dependent on the research and development, clinical and business development expertise of Frank D. Lee, our President and Chief Executive Officer, Patrick Kelly, M.D., our SVP, Chief Medical Officer, Todd Shegog, our SVP, Chief Financial Officer, David N. Cook, Ph.D., our SVP, Chief Scientific Officer, Jeannette Potts, Ph.D, J.D., our SVP, General Counsel, Mary E. Wadlinger, our SVP, Corporate Affairs and Chief Human Resources Officer and John E. Bishop, Ph.D. our SPV, Chief Technology Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of October 31, 2021, we had 156 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of September 30, 2021, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.3% of the voting power of our outstanding common stock as of September 30, 2021. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

FORMA THERAPEUTICS HOLDINGS, INC

Date: November 12, 2021	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)