Form 10-K
period 2021-12-31
Forma Therapeutics Holdings, Inc.
filed 2022-03-01
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $24.89 per share of the Registrant’s common stock on The Nasdaq Global Market on June 30,2021, was $1,179,268,114.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2022 was 47,472,985.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing and the success of preclinical studies and clinical trials of etavopivat and FT-7051 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
•
the initiation of any clinical trials of etavopivat and FT-7051 and any other product candidates;
•
our need to raise additional funding before we can expect to generate any revenues from product sales;
•
our ability to conduct successful clinical trials or obtain regulatory approval for etavopivat and FT-7051 or any other product candidates that we may identify or develop;
•
our heavy dependence upon the success of our research to generate and advance additional product candidates;
•
our ability to establish an adequate safety or efficacy profile for etavopivat, FT-7051 or any other product candidates that we may pursue;
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
•
the notice of termination of certain and potential benefits from the remaining licenses to Boehringer Ingelheim and Celgene Corporation, now Bristol-Myers Squibb Company;
•
our financial performance, including our ability to obtain additional financing to fund our operations and complete further development and commercialization of our product candidates, when needed and if approved;
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

All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.

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

PART 1

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of product candidates focused on indications with significant unmet patient need. Our pipeline consists of four product candidates, two of which we are pursuing for our development, etavopivat for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC.

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. SCD, one of the most common single-gene disorders in the world, is a chronic hemolytic anemia that affects hemoglobin, the iron-containing protein in red blood cells, or RBCs, that delivers oxygen to cells throughout the body. SCD is often characterized by low hemoglobin levels, painful vaso-occlusive crises, or VOCs, progressive multi-organ damage and early death. Etavopivat is a potent activator of pyruvate kinase-R, or PKR, designed to improve RBC metabolism, function and survival, and potentially resulting in both increased hemoglobin levels and reduced VOCs. We are completing our evaluation of etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. Based on the results of the Phase I trial, we opened a global pivotal Phase II/III trial, which we refer to as the Hibiscus Study, in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. In June 2021, we announced initial data from our 12-week open-label extension, or OLE, cohort of our Phase I trial studying the effect of 400 mg of etavopivat once daily on SCD patients and provided updated results in December 2021. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for etavopivat in SCD patients. The European Medicines Agency has granted Orphan Drug designation to etavopivat for the treatment of SCD.

Our product candidate, FT-7051, is a potent and selective inhibitor of CREB-binding protein/E1A binding protein p300, or CBP/p300, in clinical development for the treatment of mCRPC. Prostate cancer is reported as the second and third leading cause of cancer death for men in the United States and in Europe, respectively, and mCRPC is the most advanced form of the disease. Prostate cancer cell growth is driven by activity of the androgen receptor, or AR. Virtually all patients with advanced disease who demonstrate initial clinical responses to current treatments eventually acquire resistance to these agents. Third party studies have shown that approximately 20% to 40% of mCRPC patients who develop resistance express an AR splice variant called AR-v7. Studies have demonstrated that CBP/p300 is a co-activator of the AR, and, therefore, we believe that inhibiting CBP/p300 may play an important role in the suppression of mCRPC in patients having AR resistant variants. The FDA cleared our investigational new drug application, or IND, for FT-7051 in April 2020, and we dosed the first patient in our Phase I trial, which we refer to as the Courage Study, in mCRPC patients in January 2021. In October 2021, initial results from eight patients in this Phase I trial were presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics.

We continue to plan to pursue a strategic partner for the further development and potential commercialization of our compound, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1. IDH1 mutations have been shown to be oncogenic for patients with acute myeloid leukemia, or AML, and glioma. We have successfully completed a registrational Phase II trial for olutasidenib in relapsed / refractory acute myeloid leukemia, or R/R AML. In December 2021, we presented the first Phase II results of olutasidenib used in combination with azacitidine at the American Society of Hematology, or ASH, Annual Meeting. We are progressing with our new drug application, or NDA for the treatment of R/R AML. We are also completing our exploratory Phase I clinical trial for olutasidenib in glioma.

Additionally, we licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, or Bristol-Myers

Squibb, based on molecules that we discovered. In May and July 2021, we received written notice from Bristol-Myers Squibb and Boehringer Ingelheim, respectively, of their termination of one of these licensed programs each. Under the remaining out-licensed programs we are eligible to receive potential clinical and commercial milestone payments plus royalties over time.

In 2021, we ceased development of our compound FT-8225, a targeted FASN inhibitor for possible treatment of non-alcoholic steatohepatitis.

Our Pipeline

Leveraging our research and development capabilities, we have created a pipeline of small molecule drug candidates, certain of which we believe have differentiated mechanisms of action for indications with high unmet medical need. The following chart summarizes key information on our programs:

PROGRAM (TARGET)	INDICATION	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	COMMERCIAL RIGHTS
		DEVELOPMENT STAGE				
Etavopivat (PKR)	Sickle Cell Disease	●	●	●	○	forma THERAPEUTICS
	TD SCD	●	●	●	○	forma THERAPEUTICS
	TD/NTD Thalassemia	●	●	●	○	forma THERAPEUTICS
	Pediatric SCD	Planned Phase 2 trial				forma THERAPEUTICS
	Low Risk MDS	Planned Phase 2 trial				forma THERAPEUTICS
FT-7051 (CBP/p300)	mCRPC	●	●	○	○	forma THERAPEUTICS
Olutasidenib (IDH1m)	R/R AML	●	●	●	○	forma THERAPEUTICS
	Glioma	●	●	○	○	forma THERAPEUTICS
B1-1701963 (KRAS)	Solid Tumors	●	●	○	○	Boehringer Ingelheim

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. To achieve this strategy, we are focused on the following key objectives:

•
Advance etavopivat through clinical development for the treatment of SCD. While existing therapies treat symptoms, there remains a significant unmet need for disease-modifying therapies for SCD patients. We are currently finalizing our evaluation of etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. Our global pivotal Phase II/III trial is continuing to enroll patients.
•
Advance FT-7051 through clinical development for the treatment of mCRPC. mCRPC patients with resistant mutations, including AR splice variants, generally have a poor prognosis. The FDA cleared our IND for FT-7051 in April 2020, and we initiated a Phase I trial in mCRPC patients in January 2021. Pending favorable safety and initial activity data from the Phase I trial in mCRPC patients resistant to standard of care, we may evaluate FT-7051 in earlier lines of mCRPC as well as other AR-dependent cancers, since FT-7051’s mechanism of action could be relevant to other AR-driven cancers.

•
Expand clinical development of etavopivat into thalassemia and low risk myelodysplastic syndrome. Unlike SCD, thalassemia results from decreased or absent production of one of the subunits of hemoglobin, thereby producing RBCs that have less oxygen carrying capacity than normal RBCs. We believe that etavopivat can enhance adenosine triphosphate, or ATP, levels, the energy for cellular function, in beta thalassemia affected RBCs and enable the patients to tolerate the increased membrane damage and reduce hemolysis. We initiated a Phase II trial in late 2021 that will include patients with either alpha or beta thalassemia who may be either transfusion dependent or non transfusion dependent, as well as SCD patients who are transfusion dependent. We also intend to pursue development in low risk myelodysplastic syndrome, or MDS, another disease characterized by inadequate erythropoiesis.
•
Maximize the commercial opportunity of our pipeline. We have retained worldwide development and commercial rights to our product candidates etavopivat and FT-7051. We are pursuing a development strategy for etavopivat and FT-7051 in the United States, Europe, and other geographies. As we advance etavopivat and FT-7051 through development, we intend to establish a focused marketing and sales infrastructure to improve patient access and to maximize commercial success, if approved.
•
Continue to build our pipeline with a focus on rare hematologic diseases and cancers. We believe that we can leverage the learnings from the development of our product candidates to expand and build our pipeline internally. We also intend to leverage this knowledge to opportunistically identify and acquire or in-license novel product candidates.
•
Strategically evaluate and execute on business development opportunities for olutasidenib and other compounds. We continue to plan to seek a strategic partner for the further development and potential commercialization of our product candidate, olutasidenib, for the treatment of R/R AML and glioma. In addition, we will selectively evaluate the merits of other business development opportunities if they become available.

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

Our Product Candidates

Etavopivat (previously FT-4202)

Sickle Cell Disease Overview

SCD is one of the most common single-gene disorders, affecting approximately 100,000 individuals in the United States and approximately 30,000 individuals in France, Germany, Italy, Spain and the United Kingdom, or collectively the EU 5. Reporting limitations complicate stating an exact number, but the National Institutes of Health, or NIH, reports that prevalence is estimated at over 20 million individuals globally. Despite available treatment options, most patients with SCD still suffer from lifelong disability, significant morbidity, reduced quality of life and an average reduction of life expectancy by 25 to 30 years. Due to its chronic nature, the economic burden of SCD is high in terms of direct costs for lifelong management, hospitalizations and treatment of associated morbidities, and indirect costs of lost lifetime earnings and reduced productivity of both patients and caregivers. Longitudinal estimates suggest that on a per patient basis, cumulative lifetime healthcare costs for this population in the U.S. could exceed approximately $9 million, assuming the patient lives until approximately age 50, excluding costs associated with productivity loss and reduced quality of life.

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

Hematopoietic stem cell transplantation, or HSCT, is also an option for SCD patients, but this therapy is limited by toxic preconditioning regimens involving chemotherapy ablation, donor availability, and the need for post-transplant immunosuppression. Gene-based therapy is an innovative and potentially curative approach to SCD; however, it is an invasive, high-risk procedure that also requires toxic preconditioning of the bone marrow. We believe that these factors, in addition to the expected relatively high cost for treatment, may limit the use of gene therapy.

Our Solution: Etavopivat

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. Unlike other emerging SCD therapies, we have designed etavopivat to modulate RBC metabolism, which we believe may improve overall RBC health. Etavopivat is a PKR activator which we hypothesize impacts two critical metabolites by decreasing 2,3 diphosphoglycerate, or 2,3-DPG, which increases oxygen affinity and may reduce sickling, and increasing ATP which may improve RBC and membrane health. We believe that this multi-modal approach may improve hemoglobin levels through increased RBC survival and decrease VOCs. If successful, we believe that etavopivat has the potential to become the foundational standard of care for SCD patients by modifying the disease at an early stage and potentially preventing end-organ damage, reducing hospitalizations, and improving the patients’ overall health and quality of life.

Early studies and trials with etavopivat show several potential points of differentiation from other drugs on the market or in development for SCD, in that etavopivat:

•
modulates RBC metabolism via a multi-modal approach by decreasing 2,3-DPG and increasing ATP;
•
will be administered orally once daily;
•
is well-tolerated in clinical trials;

•
has not shown evidence of inhibition of aromatase, an enzyme that affects pediatric growth and development, which may permit dosing in a broad range of patients, including both pediatric and adult populations; and
•
shows a lack of cytochrome P450, or CYP, inhibition or induction, thereby reducing risk for inducing its own metabolism or creating undesirable drug-drug interactions due to CYP metabolism of other drugs.

We are finalizing our evaluation of etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. Based on the results of the Phase I trial, we opened a global pivotal Phase II/III trial in SCD in late 2020 and began enrolling patients in the first quarter of 2021. We are also planning a Phase II trial in pediatric patients with SCD. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the FDA for etavopivat in SCD patients. The European Medicines Agency also granted Orphan Drug designation to etavopivat for the treatment of SCD.

Preclinical Studies of Etavopivat

Our preclinical studies support the etavopivat mechanism of action. We have observed that incubating etavopivat with RBCs from healthy donors and SCD donors increases RBC oxygen affinity. The biologic consequences of increased PKR activation by etavopivat in sickle RBCs has also demonstrated that etavopivat treatment delays the onset of RBC sickling and improves RBC deformability at low oxygen tensions.

Phase I Trial for Etavopivat

As illustrated in the figure below, our Phase I trial to assess the safety and pharmacokinetics/pharmacodynamics, or PK/PD, of etavopivat was a multicenter, randomized, placebo-controlled, double blind, single dose and multiple ascending dose, or MAD, trial in healthy adult volunteers and a single dose and MAD trial in adolescent or adult patients with SCD. The trial also included a 12-week open label extension cohort in which 15 SCD patients received daily doses of etavopivat for up to 12 weeks.

As of February 15, 2022, etavopivat or placebo has been evaluated in 90 healthy volunteers, (etavopivat n=70; placebo n=20), in seven SCD patients as a single dose cohort (etavopivat n=5; placebo n=2), in 10 SCD patients in the MAD 1 cohort (first nine patients randomized to 300 mg etavopivat n=7 or placebo n=2), in 10 SCD patients in the MAD 2 cohort (randomized to 600 mg etavopivat n=8 or placebo n=2) and in 15 SCD patients in the 12-week open label extension cohort (400 mg etavopivat daily). SCD patients completing the MAD 2 cohort were eligible to enroll in the 12-week open label extension cohort, or OLE.

Phase I Trial Design for Etavopivat

Etavopivat-Dosing in Healthy Volunteers

In RBCs of healthy volunteers, etavopivat has demonstrated a reduction in 2,3-DPG and an increase in ATP, thus providing support for PKR activation in healthy RBCs. Notably, these effects were maintained for more than one day (2,3-DPG reduction) and for more than three days (ATP increase) after etavopivat dosing was stopped at day 14. We also observed that all doses of etavopivat in healthy volunteers increase oxygen affinity.

Based upon PK/PD modeling and to directly compare with healthy volunteer findings, 700 mg was selected as a dose level for the single-dose cohort of patients with SCD. In healthy volunteers, etavopivat was well-tolerated with headache as the most common adverse event, or AE, reported in patients receiving a single dose (4%) or 14 days (28%) of etavopivat. In SCD patients, six AEs were observed with three AEs occurring in two of five patients (40%) receiving 700 mg of etavopivat and two of two patients (100%) receiving placebo. All AEs were mild (Grade 1) and transient. Based on this acceptable tolerability profile of a single 700 mg dose of etavopivat, the MAD 1 cohort (300 mg daily) was opened for enrollment.

Etavopivat-Single Ascending Dose in SCD Patients

The PK profile of etavopivat was similar in healthy volunteers and SCD patients. The biologic consequence of a decrease in 2,3-DPG was found to be the same in healthy and SCD RBCs. Similar to what was previously observed in RBCs of healthy volunteers, an increase in oxygen affinity was observed in SCD RBCs within 24 hours of etavopivat dosing. Etavopivat also showed improvements in the deformability of SCD RBCs at very low oxygen tensions and under conditions of both low osmolality and high osmolality. SCD RBCs from patients receiving placebo showed no change in deformability.

The effects of a single dose of etavopivat compared to placebo on hematologic parameters was also evaluated. In patients who received etavopivat an increase in hemoglobin, an increase in RBC counts and a decrease in absolute reticulocyte counts were observed 24 hours after dosing, returning to baseline levels by 72 hours after dosing. Patients who received placebo were observed to have a decrease in hemoglobin and RBCs, with an increase in reticulocyte counts at 24 hours. The improvement in hematologic indices coincided with the maximum PD effects (decreased 2,3-DPG and increased ATP), returning to baseline by 72 hours despite persistent increase in ATP levels. These observations suggest that maximum clinical benefit (e.g. improved hemoglobin) is more likely to be observed with sustained PD activity of both 2,3 DPG reduction and ATP increase.

MAD Cohorts in SCD Patients

The MAD 1 and MAD 2 cohorts were designed to enroll nine to 12 randomly assigned patients per cohort, with each patient receiving 14 consecutive daily doses of etavopivat (n = 7 to 9) or placebo (n = 2 to 3). The MAD 1 cohort had an initial daily dose of etavopivat of 300 mg for 14 days to be evaluated in SCD patients, which was selected from the daily dose range of etavopivat evaluated in the healthy adult volunteers that was found to be tolerable and pharmacodynamically active. 300 mg of etavopivat or placebo daily for 14 days was evaluated in nine SCD patients in the MAD 1 cohort (first nine patients randomized etavopivat n=7; placebo n=2). Ten SCD patients in the MAD 2 cohort received 600 mg of etavopivat or placebo daily for 14 days (randomized etavopivat n=8; placebo n=2). We reported data from the MAD 1 cohort in December 2020, the MAD 2 cohort in March 2021 and unblinded data from the MAD 2 cohort in June 2021.

Data from the MAD 1 and MAD 2 cohorts was reported at the European Hematology Association Congress, or EHA, in June 2021. Results were based on unblinded data from the first nine patients with SCD (etavopivat n=7; placebo n=2) randomly assigned to receive a single oral dose of 300 mg daily of etavopivat or placebo for 14 days and ten patients with SCD (etavopivat n=8, placebo n=2) randomly assigned to receive a single dose of 600 mg of etavopivat or placebo for 14 days. The data show that, from baseline, in patients receiving etavopivat:

•
11 of 15 patients (73%) achieved a greater than or equal to 1 g/dL increase in Hb; mean 1.2 g/dL increase;
•
2,3-DPG levels were reduced, thus increasing oxygen affinity and decreasing sickle hemoglobin polymerization;
•
ATP levels were increased resulting in improved RBC function and reduced hemolysis; and
•
an increase in lifespan of RBCs and decreased hemolysis, as measured by three biomarkers that together indicate enhanced survival of RBC: 15 of 15 patients (100%) achieved a reduction in reticulocytes; median 60% decrease; 11 of 15 patients (73%) achieved a reduction in lactate dehydrogenase (LDH); mean 19% decrease; and 14 of 15 patients (93%) achieved an indirect reduction in bilirubin; mean 38% decrease.

Improved hematologic and hemolytic parameters after 14-days of 300 mg or 600 mg etavopivat once daily

The safety and tolerability data presented were based on 19 patients at the time of submission of the presentation to EHA. Among the 15 patients receiving etavopivat, the tolerability analysis indicated:

•
etavopivat was well-tolerated in patients with SCD;
•
13 AEs were reported;
•
two Grade 1 AEs considered possibly related to study treatment were reported by one patient each and included headache and nausea;

•
other non-treatment-related AEs were consistent with events experienced in this patient population; and
•
no treatment-related serious adverse events were reported.

OLE Cohort in SCD Patients

Our 12-week OLE cohort was designed to enroll up to 20 SCD patients who would each receive up to 84 consecutive 400 mg daily doses of etavopivat. We reported initial results from our OLE in June 2021 at EHA. SCD patients completing the MAD 2 cohort were eligible to enroll in the OLE.

Updated data from our OLE was reported at ASH in December 2021. Results were as of November 23, 2021 and based on data from 15 patients who received 400 mg of etavopivat once daily for up to 12 weeks. The data show, from baseline, in patients receiving etavopivat for up to 12 weeks:

•
11 of 15 patients (73%) achieved a greater than 1 g/dL increase in Hb; mean 1.5 g/dL increase; and
•
a durable increase in lifespan of RBCs and decreased hemolysis, as measured by three biomarkers that together indicate enhanced survival of RBC: absolute reticulocyte count (p<0.05), indirect bilirubin (p<0.0001), and lactate dehydrogenase (p<0.05).

The safety and tolerability data presented were based on 15 patients as of November 23, 2021. Among the 15 patients receiving etavopivat, the tolerability analysis indicated:

•
etavopivat was well-tolerated in patients with SCD;
•
most AEs were Grades 1 and 2; and
•
two patients reported three serious Grade 3 AEs on treatment, including a VOC following a COVID-19 infection unrelated to treatment, and a previously reported deep vein thrombosis.

An analysis of all patients in the 12-week OLE cohort showed a decreasing trend in VOCs requiring hospitalization when compared to the rate 12 months prior to trial entry. Of the 15 patients receiving etavopivat, the only VOC reported while on treatment was precipitated by the Grade 3 COVID-19 infection, representing an annualized VOC rate of 0.3. The cohort's pre-study annualized VOC rate was 0.93 (13 events).

Indication Expansion

We are also developing etavopivat to treat thalassemia, which is a hemoglobinopathy that results from decreased or absent production of the alpha or beta-subunit of hemoglobin, thereby producing RBCs that have less oxygen carrying capacity than normal RBCs. We initiated a Phase II trial in late 2021 that will include patients with either alpha or beta thalassemia who may be either transfusion dependent or non transfusion dependent, and also including transfusion dependent SCD patients. We are also exploring the potential for broader utility of etavopivat's PKR mechanism in additional hemoglobinopathies and other potential diseases, such as low risk myelodysplastic syndrome, or MDS.

Regulatory Plans for Etavopivat

Based upon preclinical and clinical findings to date, we have commenced a registration-enabling global adaptive randomized, placebo-controlled, double blind, parallel group, multi-center Phase II/III trial of etavopivat in patients with SCD, ages 12 to 65 years. This trial is currently enrolling patients. Based on ongoing feedback from the FDA although accelerated approval is still an available regulatory pathway, we will need to provide additional information to support hemoglobin response as a surrogate endpoint eligible for accelerated approval for etavopivat. We plan to continue to seek accelerated approval for etavopivat utilizing hemoglobin response rates as a surrogate endpoint by providing additional data to support that hemoglobin response rates predict for a clinical benefit. We also plan to continue to pursue traditional approval as well by collecting data on additional endpoints around vaso-occlusive crisis rates or other relevant measures. We are also currently engaging with the European Medicines Agency, or EMA, to determine the appropriate regulatory approach for the European Union.

FT-7051 for mCRPC

Prostate Cancer Overview

Prostate cancer is reported as the second and third leading cause of cancer death for men in the United States and in Europe, respectively, and mCRPC is the most advanced form of the disease. In the United States, prostate cancer is projected to claim approximately 33,000 lives in 2022. The incidence of prostate cancer has been estimated to reach approximately 192,000 and 365,000 patients in the United States and Europe, respectively. Such deaths are typically the result of the most advanced form of prostate cancer, mCRPC.

Androgens, including testosterone and dihydrotestosterone, activate AR-dependent gene transcription, which drives growth of prostate cancer cells. Accordingly, therapies designed to abrogate testicular androgen production, akin to castration, have become a mainstay of prostate cancer treatment. However, prostate cancer cells can become castration-resistant by several mechanisms, including: (i) mutation of the AR to allow for activation by non-androgen steroids, such as corticosteroids, estrogen and progesterone, (ii) amplification of the AR that enables cancer cells to thrive on the low levels of androgens made by the adrenal gland, (iii) overexpression of co-activator proteins, including CBP/p300, that enhance AR induced transcriptional activity, (iv) intra-tumoral androgen synthesis, (v) upregulation of the glucocorticoid receptor, and (vi) an increase in splice variants, such as AR-v7, that are active even in the absence of androgen binding. There is therefore a high medical need in mCRPC following progression on the current standard of care.

Although current cancer therapies may improve overall survival, or OS, prostate cancer cells can develop resistance to these therapies through mutation of the AR. Patients whose prostate cancer cells express the AR-v7 resistance variant, which enables the AR to be active even in the presence of AR antagonists, generally have a poor prognosis. Data suggest that treatment with abiraterone acetate, enzalutamide, or apalutamide may induce prostate cancer cells to express the AR-v7 variant. According to a Journal of Clinical Oncology publication, AR-v7 positive mCRPC patients have a median OS rate of 10.8 months whereas AR-v7 negative patients in the same trial had an OS rate of 27.2 months. There are currently no approved therapies specifically aimed at mCRPC having AR resistance variants, including AR-v7 splice variant. Studies have shown that approximately 20% to 40% of mCRPC patients demonstrate primary resistance to abiraterone acetate and enzalutamide and virtually all patients who demonstrate initial clinical responses eventually acquire resistance. As a result, there is a significant need for the identification and development of therapies that can both treat mCRPC and limit inducement of resistance mechanisms.

Our Solution: FT-7051

Our product candidate, FT-7051, is a potent and selective inhibitor of CBP/p300, initially being studied for the treatment of mCRPC. Multiple third-party studies have demonstrated that the CBP/p300 protein complex is an upstream co-activator of AR and upregulation of this AR co-activator is one of the mechanisms that can lead to castration-resistance. Inhibition of CBP/p300 has demonstrated the ability to suppress wild type AR and mutated AR driven transcription of genes that drive the growth of prostate cancer cells. Thus, we believe that CBP/p300 inhibitors have the potential to address prostate cancer cell resistance related to molecular alteration of AR, including AR-v7.

FT-7051 is an inhibitor of the bromodomain of CBP/p300 that we have developed with the goal of generating novel treatments for mCRPC. Our preclinical experiments with FT-7051 and FT-6876, a compound related to FT-7051, have demonstrated antitumor activity against enzalutamide-sensitive and enzalutamide-resistant patient-derived prostate cancer cell xenografts. In vitro, FT-7051 is antiproliferative in AR positive prostate cancer cell lines, including AR-v7 positive models, and are inactive in AR negative cell lines. FT-7051 was ultimately selected for clinical development due to its more favorable metabolic properties and lower predicted efficacious human dose (100-200 mg).

FT-7051 has been observed to be highly potent (IC50, or the concentration of drug required to inhibit CBP binding to an acetylated histone peptide by 50%, less than one nanomolar) and selective (more than 500-fold more selective than other bromodomain-containing proteins) in preclinical studies. No significant findings were observed during in vitro safety pharmacology studies of FT-7051. Good laboratory practices, or GLP, toxicology studies have been completed and show an acceptable tolerability margin for the predicted efficacious human dose of 100-200 mg daily. The FDA cleared our IND for FT-7051 in April 2020. We initiated a Phase I trial in mCRPC patients in January 2021. Initial results from eight patients in this Phase I trial were presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics in October, 2021. Results included safety/tolerability, PK/PD data, and a surrogate marker of clinical response in the first evaluable patient treated for 12 weeks. We believe that demonstration of activity in mCRPC could create opportunities for development of FT-7051 in earlier lines of prostate cancer therapy as well as in other tumors where AR-driven transcription may be important, such as AR positive breast cancer.

Preclinical Studies of FT-7051

We believe that our preclinical studies to date support the ability of FT-7051 to selectively target CBP/p300 in order to decrease AR signaling and tumor growth in prostate cancer. The results of these preclinical studies are summarized below.

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

Acetylation of histones by CBP/p300 is a common hallmark of chromatin remodeling associated with active AR-target gene expression in prostate cancer. CBP/p300 acetylates Histone 3 Lysine 27 (H3K27). We demonstrated that FT-7051 reduces H3K27Ac in a concentration-dependent manner in a prostate cancer cell line.

FT-7051 inhibited proliferation of prostate cancer cell lines and showed antitumor activity in a patient-derived xenograft model.

Phase I Clinical Trial

We initiated a Phase I trial for FT-7051 in mCRPC patients in January 2021. The adaptive trial design of the Phase I study is intended to efficiently explore safety and tolerability of FT-7051. Initial results from eight patients in this Phase I trial were presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics in October 2021. Results included safety/tolerability, PK/PD data, and surrogate marker of clinical response in the first evaluable patient treated for at least 12 weeks.

Preliminary results reported included data as of September 1, 2021, from eight men enrolled in the trial. FT-7051 was administered in 28-day cycles, with 21 days of dosing followed by seven days off drug. Three patients remained on study; five patients left the study (four due to disease progression and one withdrawal of consent).

The initial PK analysis of FT-7051 documented rapid absorption, which produced maximum blood concentrations within two hours. The 150 mg dose achieved drug concentrations that approached the predicted efficacious dose based on modeling of preclinical results. Skin biopsies of the men participating in the study demonstrated a reduction in H3K27Ac, a marker of activity in the CBP/p300 pathway, the target of FT-7051.

The majority of the treatment-emergent adverse events, or TEAEs, were mild or moderate, at Grade 2 or lower, with no events leading to treatment discontinuation. One patient experienced Grade 3 hyperglycemia, which was medically managed. Following a dose reduction, this patient remained on treatment and experienced an ongoing PSA decline of greater than 50% at 12 weeks and greater than 80% at 16 weeks. Based upon these safety results, dose escalation is ongoing. The trial is continuing according to its adaptive design to further understand the safety and tolerability of FT-7051 and gather data on clinical response including PSA and radiographic tumor response.

Pending favorable safety and initial clinical activity data in mCRPC patients resistant to standard of care, we may evaluate FT-7051 in earlier lines of mCRPC as well as other AR-dependent cancers, since FT-7051’s mechanism of action could be relevant to other AR driven cancers.

Olutasidenib

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

Within the current treatment options for R/R AML patients who are unfit for intensive chemotherapy and harbor the IDH1 mutation there is an unmet need. We believe that olutasidenib represents a treatment option with reduced QTc potential, a more favorable drug-drug interaction profile (allowing for co-medication) and a stable PK profile that enables a consistent drug exposure over time.

There is high unmet medical need for Grade II, III and IV glioma patients who are relapsed/refractory, or R/R, to current frontline treatment. Current care is limited to supportive care and, where applicable, further treatment with frontline therapies. We believe that olutasidenib has the potential to be a treatment for glioma patients who harbor the IDH1 mutation.

We presented positive preliminary Phase I data for olutasidenib in R/R and treatment naïve AML, as well as MDS at the 2019 ASH demonstrating the potential of olutasidenib to induce rapid remissions and mutation clearance in a percentage of patients with IDH1 mutation. The AML data was based on continuous oral treatment of olutasidenib for 28-day cycles, either alone (n=32) or in combination with azacitidine (n=46), with a dose evaluation of 300 mg once daily for olutasidenib alone and 150 mg once daily or twice daily for olutasidenib in combination with azacitidine. The findings indicated that olutasidenib was well-tolerated in clinical trials as monotherapy and in combination with azacitidine, with no dose-limiting toxicities. The recommended Phase II dose for both indications is 150 mg twice daily.

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

Olutasidenib is currently being evaluated in a registrational Phase II trial for R/R AML and an exploratory Phase Ib/II trial for glioma and other solid tumors. In addition to the registrational R/R AML cohort, the Phase II trial includes seven additional cohorts to evaluate olutasidenib across the AML treatment paradigm as either a single agent or in combination with azacitidine, including for patients who have failed a prior IDH1 mutation inhibitor or those who are treatment naïve but are contraindicated for standard of care treatments. In December 2021, the first Phase II results of olutasidenib used in combination with azacitidine were presented at the 2021 ASH meeting, including safety/tolerability data.

The planned interim analysis of the registrational cohort was completed in October 2020, and positive top line results were announced. Olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible IDH1 mutation, and achieved a composite complete remission or CR, or CR plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh has not yet been reached, a sensitivity analysis (with a hematopoietic stem cell transplant, or HCST, as the end of a response) indicates the median duration of CR/CRh to be 13.8 months. The overall response rate (ORR), comprised CR, CRh, CRi, partial response (PR), and morphologic leukemia-free state (MLFS), was 46% and the median duration of ORR was 11.7 months. The median OS was 10.5 months. For patients with CR/CRh, the median OS was not yet reached, but the estimated 18-month survival is 87%.

Overall survival by best overall response category

Safety results were consistent with previously reported results from our Phase I clinical trial results for olutasidenib in R/R and treatment naïve AML and MDS. The most frequently reported TEAEs (>20%) were nausea (38%), constipation (25%), increased white blood cell count (25%), decreased RBC count (24%), pyrexia (23%), febrile neutropenia (22%), and fatigue (21%). Grade 3/4 AEs occurring in greater than 10% of patients, regardless of causality, were febrile neutropenia (20%), decreased RBC count (19%), decreased platelet count (16%), and decreased neutrophil count (13%). Grade 3/4 laboratory liver abnormalities reported in 19 (12%) patients led to treatment discontinuation in seven (4%) patients. The preferred terms of these laboratory liver abnormalities were alanine aminotransferase increased, aspartate aminotransferase increased, biliary tract disorder, blood bilirubin increased, cholangitis, cholestasis, hepatitis acute, hepatic enzymes increased, liver function test abnormal, liver function test increased, and transaminases increased. Investigator-assessed IDH1 differentiation syndrome (all Grades) was observed in 21 (14%) patients, which led to treatment discontinuation in three patients and was fatal in one patient. Additional analyses and other outcome measures will be presented at an upcoming medical meeting.

We believe these data are sufficient for filing a NDA and continue to plan to pursue a strategic partner for the further development and potential commercialization of olutasidenib. We have contracted with Abbott to develop the companion diagnostic.

Partnered Programs

We licensed exclusively two programs each to Boehringer Ingelheim and Celgene based on molecules that we discovered. In May and July 2021, we received written notice from Bristol-Myers Squibb and Boehringer Ingelheim, respectively, of their termination of one of these licensed programs each. Boehringer Ingelheim is developing BI1701963, an orally bioavailable SOS1:KRAS inhibitor for solid tumors. Pursuant to our collaboration with Boehringer Ingelheim, we have achieved the initial Phase I clinical milestone for BI1701963. The Celgene program relates to any and all compounds directed to the target of USP30.

Under the remaining out-licensed programs we are eligible to receive potential clinical and commercial milestone payments plus royalties over time.

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

As consideration, we (i) received an upfront payment, (ii) received periodic reimbursements for certain of our internal costs and payments to third parties and (iii) are eligible to receive and expect to receive certain contingent payments upon the achievement of certain research, clinical development, regulatory approval and sales milestone events. To date under the Boehringer Ingelheim Agreement, we have received payments of approximately $50.1 million comprised of an upfront payment, research funding, and research and development milestone payments. We are eligible to receive, subject to the achievement of certain research, clinical, regulatory and commercial milestones, additional aggregate payments of up to $126.0 million in connection with the future development of BI1701963.

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

Agreements with Bristol-Myers Squibb

In December 2018, we and our subsidiary, Forma Therapeutics, Inc., entered into two License Agreements, or the Celgene License Agreements, with Celgene (now Bristol-Myers Squibb) pursuant to which we granted to Celgene exclusive rights with respect to the development and commercialization of (i) any and all compounds directed to the target USP30 and (ii) FT-1101 (CC-95775), in each case including any and all derivatives, modifications and improvements thereof and any pharmaceutical products comprising such compounds. In May 2021, we received written notice from Bristol-Myers Squibb of their termination of the license to FT-1101 (CC-95775), which was effective in February 2022.

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

Furthermore, Celgene is also required to pay to us certain royalties of single digit on net sales in a given calendar year on a product-by-product basis under the remaining Celgene License Agreement. Celgene’s royalty obligations are on a product-by-product and country-by-country basis and are subject to certain reductions, including (i) in the event that the exploitation of a product is not covered by a valid claim with the licensed patent rights and (ii) in the event of third parties achieving specifically negotiated levels of competitive market share. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the later of (a) the expiration of the last patent which covers a product in such country, (b) the expiration of any exclusivity granted by a regulatory authority and (c) ten (10) years following the first commercial sale of a product in such country.

Unless earlier terminated, the remaining Celgene License Agreement shall remain in effect on a country-by-country basis until it expires upon the ceasing of making, having made, using, importing, offering for sale and selling any compounds or products prepared in connection therewith in such country. Celgene has the right to at-will termination on a product-by-product basis or in its entirety, subject to certain notice requirements. Either party may terminate the remaining Celgene License Agreement if the other party commits a material breach of such agreement or defaults in the performance thereunder and fails to cure that breach within a certain number of days after written notice is provided in the event of bankruptcy, insolvency, dissolution or winding up. We may terminate the Celgene License Agreement on a country-by-country and product-by-product basis if Celgene does not use commercially reasonable efforts to commercialize each product licensed under such Celgene License Agreement upon obtaining the requisite regulatory approvals, in each case subject to the terms of such Celgene License Agreement, with respect to such country and product, unless Celgene has provided prior written notice of a plan for the development and/or commercialization of such licensed product or otherwise cured such breach.

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

If our product candidates, etavopivat and FT-7051, are approved for the indications that we are currently targeting, they will likely compete with the currently marketed drugs and, if approved, the therapies in development discussed below.

Sickle Cell Disease

Approved drug treatments for SCD focus primarily on the management of anemia and reduction of VOCs. Until November 2019, there were only two drug treatments for SCD approved in the United States: Hydroxyurea, or HU, and Endari. HU, marketed under trade names including DROXIA by Bristol-Myers Squibb, as well as in generic form, is approved for the treatment of anemia related to SCD, to reduce the frequency of VOCs and the need for blood transfusions. Endari, marketed by Emmaus Life Sciences, Inc., is an oral powder form of L-glutamine approved to reduce severe complications associated with the disorder.

In November 2019, the FDA granted accelerated approval for Oxbryta (voxelotor) for the treatment of SCD in adults and children 12 years of age and older. Oxbrytar, marketed by Global Blood Therapeutics, Inc., or Global Blood, is an oral therapy taken once daily and is the first approved treatment that directly inhibits HbS polymerization. In addition, in November 2019, the FDA approved Adakveo (crizanlizumab), to reduce the frequency of VOCs in adult and pediatric patients aged 16 years and older with SCD. Adakveo, marketed by Novartis AG, is administered intravenously and binds to P-selectin, which is a cell adhesion protein that plays a central role in the multicellular interactions that can lead to vaso-occlusion. In October 2020, the European Commission approved Adakveo for the prevention of recurrent VOCs in Europe. In December 2021, the FDA approval of Oxbryta was expanded to children aged 4 to 11 years with sickle cell disease. Additionally, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a position opinion recommending marketing authorization for Oxbryta in Europe for the treatment of hemolytic anemia due to SCD in adults and pediatric patients 12 years of age and older.

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

Etavopivat could face competition from a number of different therapeutic approaches in development for patients with SCD. For example, bluebird bio, Inc., or bluebird, is developing Lovo-cel for the treatment of SCD. Lovo-cel is a one-time gene therapy treatment for SCD that aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells ex vivo and then transplanting the modified stem cell into the patient’s bloodstream. Another gene-editing approach in development for transfusion dependent beta thalassemia and SCD, CTX001, is being developed under a co-development and co-commercialization agreement between CRISPR Therapeutics AG and Vertex Pharmaceuticals, Inc., or Vertex, Editas Medicine, Inc. and Graphite Bio, Inc. are also conducting Phase I/II trials for their gene-editing therapies.

Imara Inc., or Imara, has initiated a Phase IIb clinical trial of IMR-687 (now, tovinontrine), a small molecule inhibitor of phosphodiesterase-9, for the treatment of SCD. Agios Pharmaceuticals, Inc., or Agios, initiated a global pivotal Phase II/III study of mitapivat in SCD in 2021. EpiDestiny, Inc., or EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of HbF, in Phase II clinical trials. Aruvant Sciences, Inc. is evaluating RVT-1801, a gene therapy, in a Phase I/II trial. Sangamo Therapeutics Inc., or Sangamo, in collaboration with Bioverativ Inc. (now Sanofi S.A.), or Bioverativ, is developing BIVV-003, a gene editing cell therapy that modifies cells to produce functional RBCs using HbF. Global Blood is also evaluating several follow-on programs in SCD, including, GBT-601, a next-generation HbS polymerization inhibitor currently in Phase I clinical trials, and inclacumab, a P-selection inhibitor designed to reduce the frequency of VOCs, in Phase III clinical trials.

Thalassemia

Until November 2019, there were no approved drug therapies for beta thalassemia in the United States. The standard of care for many patients with beta thalassemia has been frequent blood transfusions to manage anemia. A potentially curative therapy for beta thalassemia is HSCT, which is associated with serious risk and is limited to patients with a suitable donor.

In November 2019, the FDA approved Reblozyl (luspatercept-aamt) for the treatment of anemia in adult patients with beta thalassemia who require regular RBC transfusions. Reblozyl was subsequently approved in Europe in June 2020. Reblozyl, marketed by Bristol-Myers Squibb and Merck, is a modified receptor protein that promotes RBC maturation and increases overall RBC production, but does not address other cell types implicated in beta thalassemia. Reblozyl is not indicated for use as a substitute for RBC transfusions in patients who require immediate correction of anemia. Reblozyl is dosed subcutaneously and is administered every three weeks in an outpatient setting.

Etavopivat could face competition from a number of different therapeutic approaches that are in development as a therapeutic option for patients with transfusion dependent beta thalassemia.

For example, Bellicum Pharmaceuticals, Inc., or Bellicum, completed its Phase I/II clinical trial evaluating Rivo-cel, a modified donor T cell therapy to be used in conjunction with HSCT. Bellicum is expected to use results from this clinical trial to support Rivo-cel’s European marketing authorization application, or MAA. Imara initiated a Phase IIb clinical trial of IMR-687, a small molecule inhibitor of phosphodiesterase-9, for the treatment of beta thalassemia. Agios initiated two global Phase III studies of mitapivat in 2021, one in transfusion dependent beta thalassemia and one in non-transfusion dependent beta thalassemia. EpiDestiny, in collaboration with Novo Nordisk A/S, is evaluating EPI01, a small molecule designed to increase production of HbF, in Phase II clinical trials. Orchard Therapeutics plc is conducting Phase II clinical trials of OTL-300, an autologous ex vivo gene therapy for the treatment of transfusion dependent beta thalassemia. Sangamo, in collaboration with Bioverativ, is conducting a Phase I/II clinical trial of ST-400, which uses a genome-edited cell therapy approach designed to produce functional RBCs using HbF. CRISPR Therapeutics AG, in collaboration with Vertex, is conducting a Phase I/II clinical trial of CTX001, which uses a gene editing approach to upregulate the expression of HbF, in patients with transfusion dependent beta thalassemia. Syros Pharmaceuticals, Inc., in collaboration with GBT, is using its gene control platform to identify and develop product candidates to activate gamma globin expression to induce the production of HbF for the treatment of beta thalassemia.

CBP/p300 in mCRPC

There are several companies seeking to develop CBP/p300 inhibitors, though only one has advanced to clinical trials. CellCentric, Ltd., or CellCentric, is currently running a Phase I/IIa study of its CBP/p300 inhibitor, CCS1477, to assess the safety, tolerability, pharmacokinetics and biological activity in patients with mCRPC or advanced solid tumors.

Roche/Genentech and Constellation Pharmaceuticals, Inc., or Constellation, have disclosed additional CBP/p300 inhibitors, GNE-781 and GNE-049, arising from their collaboration. AbbVie, Inc., or AbbVie has also disclosed A-485, an inhibitor of CBP/p300 catalytic activity. Similar to the above, FT-7051 could also face competition from CellCentric’s CCS1477 inhibitor as CellCentric is conducting early stage clinical trials in drug-resistant prostate cancer, AML, multiple myeloma, and non-Hodgkin lymphoma.

Other development programs targeting mCRPC include ARV-110 from Arvinas, an investigational orally bioavailable protein degrader designed to selectively target and degrade the AR, presently in Phase 1/2 trial in men with mCRPC. ESSA Pharma is developing EPI-7386, an investigational, oral, small molecule inhibitor of the N-terminal domain of the AR being studied in a Phase 1 clinical trial in men with metastatic castration-resistant prostate cancer.

Currently there is only one approved treatment targeting AML patients who have a susceptible IDH1 mutation. Agios markets Tibsovo for adult patients with newly-diagnosed AML who are 75 years or older or who have comorbidities that preclude use of intensive induction chemotherapy and for adult patients with R/R AML. Another medicine is marketed for this patient population but does not require identification of the patient’s IDH1 mutation status. AbbVie and Genentech market Venclexta, which is a BCL-2 inhibitor indicated in combination with azacitidine or decitabine or low-dose cytarabine for the treatment of newly-diagnosed AML in adults who are age 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy.

AML with IDH1 or IDH2 Mutation

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for clinical testing and commercial manufacture. To date our third-party manufacturers have met our manufacturing requirements and we expect they will continue to be able to provide sufficient quantities of our program materials to meet anticipated clinical-trial demands. To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production or we may need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with contract manufacturers.

All of our product candidates are small molecules which can be manufactured in reliable and reproducible synthetic processes. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims in pending applications that may be allowed or the breadth of claims that may be enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority or derivation of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The extension period cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

As of February 15, 2022, our overall patent portfolio includes more than 40 patent families comprising issued patents, provisional patent applications, and non-provisional patent applications.

Etavopivat

As of February 15, 2022, we own multiple patent families related to our lead product candidate, etavopivat. Etavopivat is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, China, European Patent Office, Japan, and South Korea, and by patent applications pending in numerous jurisdictions including the U.S. and Canada.

FT-7051

As of February 15, 2022, we own multiple patent families related to our other product candidate, FT-7051. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S., Europe and Japan and by patent applications pending in numerous jurisdictions including the U.S., Japan and the European Patent Office.

Other programs

As of February 15, 2022, we also own more than 10 patent families related to our isocitrate dehydrogenase 1 gene (IDH1) program (including olutasidenib), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The olutasidenib compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The olutasidenib drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by additional granted U.S. patents and pending applications. Olutasidenib is also covered through at least May 2039 by granted U.S. patents and pending patent applications on the uses of olutasidenib in methods of treatment currently in clinical development, through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity). The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and pending U.S., European and other foreign patent applications. The FT-4101 compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S. and Europe and other countries, as well as pending applications in some countries.

In addition, we own certain FT-4101 pharmaceutical compositions that are covered by a granted U.S. patent and pending U.S., European, and Chinese patent applications through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity). In addition, we own patents and patent applications expected to expire between 2034 and 2042 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including USP1, IDH1 CBP/p300, PKR, FASN, USP 9x and others. As of February 15, 2022, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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

•
Phase I—Phase I clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected AEs, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

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

Regulation of Companion Diagnostics

Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the U.S., the FD&C Act, and its implementing regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a premarket approval application, or PMA.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact on our business.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

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

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the sale, marketing, coverage, and reimbursement of products regulated by CMS or other government agencies. In addition to new legislation, CMS regulations and policies are often revised or interpreted by the agency in ways significantly affecting our business and our products.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of products have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of the federal Anti-Kickback Statute can result in significant civil monetary and criminal penalties, per kickback plus three times the amount of remuneration and a prison term per violation. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act, or FCA, liability (discussed below). A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On December 2, 2020, the Office of Inspector General, or OIG, published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, or PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed.

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Additionally, the civil FCA prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of FCA can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal government continues to use FCA, and the accompanying threat of significant liability, in its investigations and prosecutions of pharmaceutical and biotechnology companies throughout the U.S. Such investigations and prosecutions frequently involve, for example, the alleged promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under FCA in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with FCA and other applicable fraud and abuse laws.

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

We may also be subject to data privacy and security regulation by both the federal government and in the states and foreign countries in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. In addition, other states have enacted or proposed comprehensive privacy laws that may ultimately have an impact on our business and compliance obligations.

We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals, as well as physician ownership and investment interests in the manufacturer. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.

Additionally, we may be subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

As noted above, analogous state and foreign laws and regulations, such as, state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. There are also state and local laws that require the registration of pharmaceutical sales representatives.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject.

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

Government Regulation of Drugs Outside of the United States

To market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), or the EEA, medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

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
•
Following authorization through either procedure, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original national marketing authorization.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period ended on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Human Capital Resources

As of February 15, 2022, we had 166 full-time employees. 40 of our employees have M.D. or Ph.D. degrees. Within our workforce, 109 employees are engaged in research and development and 58 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our purpose is to transform the lives of people living with rare hematologic diseases and cancers, which we call “The Science of Giving a Damn.” To achieve our goal in transforming the lives of patients, our programs are designed to develop talent to prepare our employees for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.

We believe finding, engaging and retaining the best talent requires vision and commitment. To empower our employees to continue learning and growing within their careers, our human resources team offers skills training and guidance on individual development planning through individual training programs and seminars. We intentionally seek an inclusive culture by encouraging employee referrals, distributing employee surveys, and acting upon the suggestions of our employees.

It’s our intention to ensure we have a company and a culture that embraces colleagues with different experiences, backgrounds, gender, ethnicity, and those not only with industry experience, but also with experience in the patient community. For example, more than half of our new hires in 2021 are ethnically diverse and 65 percent are female. We are committed to continuing to build a diverse workforce. We strive to be a trusted partner to our patient, caregiver and health care professional communities, as well as the community near our new headquarters’ office space in Watertown, Massachusetts.

In response to the COVID-19 pandemic, we formed a COVID Task Force in 2020. This group meets regularly to address the changing environment, stay update-to-date with all public health guidelines, and most importantly create guidelines and policies that educate, support and keep our employees and their families safe. We remain committed to ensuring our hiring and onboarding, learning and development, employee engagement and unique culture continue to thrive while working in a hybrid environment.

Corporate Information

On October 2, 2019, Forma Therapeutics Holdings, LLC, a Delaware limited liability company formed in December 2011 and the successor in interest to Forma Pharmaceuticals, Inc, a Delaware corporation formed in June 2007 and subsequently renamed Forma Therapeutics, Inc., was reorganized into Forma Therapeutics Holdings, Inc. Our principal executive offices are located at 300 North Beacon Street, Suite 501, Watertown, Massachusetts 02472, and our telephone number is (617) 679-1970. Our website address is www.formatherapeutics.com. The information contained in or accessible from our website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

Available Information

Our website address is www.formatherapeutics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “News & Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Corporate Governance” portion of our website.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The materials and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

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

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the ongoing coronavirus disease 2019, or COVID-19, global pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through December 31, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $490.3 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the twelve months ended December 31, 2021, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪
complete preclinical studies, initiate and complete clinical trials for product candidates;
▪
proceed with finalizing our evaluation of our Phase I clinical trial for etavopivat for the treatment of sickle cell disease, or SCD;
▪
continue our registration-enabling, global pivotal Phase II/III clinical trial of etavopivat in SCD patients, which we refer to as the Hibiscus Study;
▪
initiate our clinical trial of etavopivat in patients with thalassemia;
▪
continue enrollment in our Phase I study for FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
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
▪
the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the ongoing COVID-19 pandemic;
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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of the current or future product candidates in our lead program in SCD, of which our lead product candidate, etavopivat, is in Phase II/III clinical development for SCD. Etavopivat will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, FT-7051, is in Phase I development for the treatment of mCRPC. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

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
▪
the FDA or applicable foreign regulatory agency may be delayed in their review processes due to staffing or other constraints arising from the ongoing COVID-19 pandemic; or
▪
the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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
▪
the proximity and availability of clinical trial sites for prospective patients; and
▪
factors we may not be able to control, such as current or potential pandemics that may limit patients, CROs, principal investigators or staff, or clinical site availability (e.g., outbreak of COVID-19, including as a result of new variants of the virus).

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

Business interruptions resulting from the COVID-19 pandemic or similar public health crises could cause a disruption to the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The ongoing global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccination mandates and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information concerning the severity of the COVID-19 pandemic, the impact of new strains of COVID-19, such as Delta and Omicron, the effectiveness, availability and utilization of vaccines and boosters, the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A rise in the number of COVID-19 cases, including as a result of new variants of the virus, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, our ability to enroll patients in clinical trials has been impacted and we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. The COVID-19 pandemic may also affect employees of third-party CROs or contract manufacturing organizations, or CMOs, located in affected geographies that we rely upon to carry out our clinical trials. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring employees to work remotely, suspending all non-essential travel worldwide for our employees and employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. In accordance with applicable state requirements, laboratory employees returned to our laboratories on May 19, 2020 on a voluntary basis and the Company is keeping the safety of these workers as a top priority. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC, the FDA or its foreign equivalent.

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

From time to time, we may disclose or publish partial, interim, top-line or preliminary results from our preclinical studies or clinical trials. Such clinical results are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Partial and interim results are subject to the completion of a given clinical trial cohort and the balance of the data for such cohort. Partial, interim, preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, positive results from our preclinical studies of our current or future product candidates, and any positive top-line, partial, interim or other preliminary results we may obtain from our clinical trials of our current or future product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our current or future product candidates may not be replicated in subsequent preclinical studies or clinical trial results. For example, our later-stage clinical trials could differ in significant ways from our Phase I clinical trial of etavopivat and our ongoing Phase I clinical trial of FT-7051, which could cause the outcome of these later-stage trials to differ from our earlier stage clinical trials. For example, these differences may include changes to inclusion and exclusion criteria, final dosage formulation, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, or such later studies or trials otherwise generated data or results that differ significantly from data or results seen in prior studies or trials, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and review timelines could be extended including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

We may seek a Breakthrough Therapy Designation for some of our current or future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

We have received Fast Track designation from the FDA for etavopivat in SCD patients. We may seek Fast Track Designation for our other current or future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even though we have received Fast Track Designation and may receive Fast Track Designation again in the future for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain or maintain Orphan Drug Designation or exclusivity for any product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We have received Orphan Drug designation from the FDA for etavopivat in SCD patients. The European Commission also granted Orphan Drug designation to etavopivat for the treatment of SCD. We may seek

Orphan Drug Designation for other current or future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S.

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

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of an NDA for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The authority for the FDA to award PRVs for drugs after September 30, 2024 is currently limited to drugs that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award PRVs through September 30, 2026. However, it is possible the authority for the FDA to award PRVs will be extended by Congress. As such, although we have obtained Rare Pediatric Disease Designation from the FDA for etavopivat in SCD patients, if we do not obtain approval of an NDA for etavopivat in patients with SCD on or before September 30, 2026, and if the PRV Program is not extended by Congressional action, we may not receive a PRV.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, compliance with applicable product tracking and tracing requirements, as well as continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Specifically, there are a large number of companies developing or marketing treatments for rare hematologic diseases and cancers, including many major pharmaceutical and biotechnology companies. If etavopivat receives marketing approval for the treatment of SCD, it may face competition from other product candidates in development for these indications, including product candidates in development from bluebird bio, Inc., EpiDestiny, Inc., Novo Nordisk A/S, Sangamo Therapeutics Inc., Bioverativ Inc. (now Sanofi S.A.), Fulcrum Therapeutics, Inc., Editas Medicine Inc., Graphite Bio Inc., Global Blood Therapeutics, Inc., Merck & Co. Inc., Bristol-Myers Squibb, Novartis AG, Agios Pharmaceuticals, Inc., or Agios, Imara Inc., Aruvant Sciences, Inc., Vertex Pharmaceuticals Incorporated, or CRISPR Therapeutics AG. Further, if FT-7051 receives marketing approval for the treatment of mCRPC, it may face competition from CellCentric, Ltd., Genentech, Inc. and Constellation Pharmaceuticals, Inc.

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

Our ability to commercialize any current or future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for these current or future product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. See section entitled “Government Regulation – Third-Party Payor Coverage and Reimbursement.”

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

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the U.S. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See section entitled “Government Regulation – Healthcare Reform.”

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. See section entitled “Government Regulation – Other Healthcare Laws and Regulations.”

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission, or EC, has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK

GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.

In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the National People’s Congress of the PRC published the Data Security Law of the People’s Republic of China, or the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, which took effect on November 1, 2021. The Personal Information Protection Law raises the protection requirements for processing personal information, and many specific requirements of the Personal Information Protection Law remain to be clarified. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China including the Personal Information Protection Law.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

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

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.

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

Additionally, we are subject to other state and foreign equivalents of each of the healthcare and privacy laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient drug product and drug substance used in our product candidates are limited in number, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredient, or API, drug product and drug substance used in our product candidates are supplied to us from a small number of suppliers, and in some cases sole source suppliers. Our ability to successfully develop our current or future product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of all API, drug product or drug substance in the event any of our current suppliers of such API, drug product and drug substance cease their operations for any reason.

For all of our current or future product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source and dual-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

Going forward, we continue to plan to seek a strategic partner for the further development and potential commercialization of olutasidenib. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

▪
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and
▪
collaborators may not pay milestones and royalties due to us in a timely manner.

As a result, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships, acquisitions, or license arrangements we may enter, if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction, license, collaboration or other business development partnership, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future product candidates could delay the development and commercialization of our current or future product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

We also own patents and patent applications related to our isocitrate dehydrogenase 1 gene (IDH1) program (FT-2102, or also referred to as “olutasidenib”), and our fatty-acid synthase (FASN) programs (FT-8225 and FT-4101). The FT-2102 compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The FT-2102 drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by additional granted U.S. patents and pending applications. FT-2102 is also covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted U.S. patents and pending patent applications for the uses of FT-2102 in methods of treatment currently in clinical development. The FT-8225 compound is covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by an issued U.S. patent and by pending applications in the U.S., European Patent Office, and other countries. The FT-4101 compound is covered through at least March 2034 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S. and European Patent Office. We also own a European patent to FT-4101 for use in a method of treatment providing coverage through at least April 2037. In addition, we own certain FT-4101 pharmaceutical compositions that are covered through at least October 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by a granted U.S. patent and pending applications in several jurisdictions, including the U.S. and European Patent Office.

In addition, we own patents and patent applications expected to expire between 2034 and 2042 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1 (USP1), IDH1, CBP/p300 and others.

As of December 31, 2021, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

Other parties may have developed technologies related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after earliest priority date of patent filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Risks Related to Our Operations

We or the third parties upon whom we depend may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, health epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters, the severity and frequency of which may be amplified by global climate change, or health epidemics, such as the COVID-19 pandemic, could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Frank D. Lee, our President and Chief Executive Officer, Patrick Kelly, M.D., our SVP, Chief Medical Officer, Todd Shegog, our SVP, Chief Financial Officer, David N. Cook, Ph.D., our SVP, Chief Scientific Officer, Jeannette Potts, Ph.D, J.D., our SVP, General Counsel, Mary E. Wadlinger, our SVP, Corporate Affairs and Chief Human Resources Officer, John E. Bishop, Ph.D. our SPV, Chief Technology Officer and Brian Lesser, our SVP, Commercial, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 15, 2022, we had 166 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal and state NOLs of approximately $150.6 million and $282.0 million, respectively, and we had federal and state research and development tax credit carryforwards of approximately $40.7 million and $4.7 million, respectively. Our ability to utilize these state NOLs and federal and state tax credit carryforwards may be limited by an “ownership change” as described above as a result of our Series D redeemable convertible preferred stock financing transaction completed in December 2019. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes. As a result of the CARES Act, our federal NOLs generated through 2020 have been fully utilized as a result of refund claims. We have filed refund claims related to our 2018, 2019 and 2020 tax years to carryback NOLs to our 2015, 2016, 2017 and 2018 tax years for federal tax purposes which resulted in refunds generated of approximately $29.6 million, of which we have received approximately $18.5 million.

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

On July 26, 2021, we filed a Registration Statement on Form S-3 with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174), as amended by Post-Effective Amendment No. 1 on Form S-3 filed on March 1, 2022, in relation to the registration of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, or the 2021 Shelf. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of our common stock from time to time in “at-the-market” offerings under the 2021 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. Sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. As of the date of this Annual Report on Form 10-K, we have not made any sales of our common stock under the Sales Agreement. Sales under the Sales Agreement, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of December 31, 2021, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.3% of the voting power of our outstanding common stock as of December 31, 2021. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

As of January 1, 2022, we are no longer an “emerging growth company” or a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will no longer apply to us.

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, so effective as of January 1, 2022, we became a large accelerated filer. As a large accelerated filer, we no longer qualify as an emerging growth company or smaller reporting company and will no longer be able to avail ourselves of the reduced disclosure requirements available to smaller reporting companies as of our first quarterly report during the fiscal year 2022.

As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

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

In addition, as a large accelerated filer, we must comply with certain disclosure requirements that were not previously applicable to us as a smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. For our SEC filings on the periods following January 1, 2022, we will no longer be able to rely on these reduced requirements.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly as we are no longer an emerging growth company or smaller reporting company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the

Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of its initial public offering; however, we can no longer take advantage of this legislation because we are no longer an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. We continue to recruit additional finance and accounting personnel with certain skill sets that we need as a public company.

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
Risks Related to Cybersecurity

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Watertown, Massachusetts, where we lease and occupy approximately 54,109 square feet of office and laboratory space. The lease, or Beacon Street Lease, commenced on September 9, 2021, and expires September 30, 2031, with an extension option for one additional five-year term upon 12-24 months’ notice with rent set at the then-market rate subject to certain adjustments.

We lease approximately 27,312 square feet of office and laboratory space located in Branford, Connecticut, or the Branford Lease. The current term of our Branford Lease expires December 31, 2023, with an extension option for one additional five-year term upon 12 months’ notice with rent set at an agreed upon market rate. In connection with the divestiture of certain of our hit discovery capabilities, we assigned the Branford Lease to Valo Health and remain jointly and severally liable for future lease payments under the lease.

In November 2021, our wholly-owned subsidiary, Forma Therapeutics, Inc., entered into a lease for approximately 9,281 square feet of office space located in Watertown, Massachusetts, or the 321 Arsenal Street Lease. This lease commenced on November 24, 2021. The initial term of this lease is for five years, and expires November 30, 2026, with an extension option for one additional five-year term upon 12-18 months’ notice with rent set at the then-market rate subject to certain adjustments.

We believe that our existing facilities are sufficient to meet our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, would be probable to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations, cash flows and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “FMTX” on The Nasdaq Global Market and has been publicly traded since June 19, 2020. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 22, 2022, there were approximately 120 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the U.S. Securities and Exchange Commission, or the SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On June 23, 2020, we closed our initial public offering, or IPO, in which we issued and sold 15,964,704 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 2,082,352 additional shares of common stock, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (Registration No. 333-238783), which was declared effective by the SEC on June 18, 2020, or the Prospectus. Jefferies LLC, SVB Leerink LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $319.3 million.

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

There has been no material change in the planned use of IPO proceeds from that described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 22, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics to transform the lives of patients with rare hematologic diseases and cancers. Our drug discovery expertise has generated a pipeline of product candidates focused on indications with significant unmet patient need. Our pipeline consists of four product candidates, two of which we are pursuing for our development, etavopivat for the treatment of sickle cell disease, or SCD, and other hemoglobinopathies, and FT-7051 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC.

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. SCD, one of the most common single-gene disorders in the world, is a chronic hemolytic anemia that affects hemoglobin, the iron-containing protein in red blood cells, or RBCs, that delivers oxygen to cells throughout the body. SCD is often characterized by low hemoglobin levels, painful vaso-occlusive crises, or VOCs, progressive multi-organ damage and early death. Etavopivat is a potent activator of pyruvate kinase-R, or PKR, designed to improve RBC metabolism, function and survival, and potentially resulting in both increased hemoglobin levels and reduced VOCs. We are completing our evaluation of etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. Based on the results of the Phase I trial, we opened a global pivotal Phase II/III trial, which we refer to as the Hibiscus Study, in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. In June 2021, we announced initial data from our 12-week open-label extension, or OLE, cohort of our Phase I trial studying the effect of 400 mg of etavopivat once daily on SCD patients and provided updated results in December 2021. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for etavopivat in SCD patients. The European Medicines Agency has granted Orphan Drug designation to etavopivat for the treatment of SCD.

Our product candidate, FT-7051, is a potent and selective inhibitor of CREB-binding protein/E1A binding protein p300, or CBP/p300, in clinical development for the treatment of mCRPC. Prostate cancer is reported as the second and third leading cause of cancer death for men in the United States and in Europe, respectively, and mCRPC is the most advanced form of the disease. Prostate cancer cell growth is driven by activity of the androgen receptor. Virtually all patients with advanced disease who demonstrate initial clinical responses to current treatments eventually acquire resistance to these agents. Third party studies have shown that approximately 20% to 40% of mCRPC patients who develop resistance express an androgen receptor, or AR, splice variant called AR-v7. Studies have demonstrated that CBP/p300 is a co-activator of the AR, and, therefore, we believe that inhibiting CBP/p300 may play an important role in the suppression of mCRPC in patients having AR resistant variants. The FDA cleared our investigational new drug application, or IND, for FT-7051 in April 2020, and we dosed the first patient in our Phase I trial, which we refer to as the Courage Study, in mCRPC patients in January 2021. In October 2021, initial results from eight patients in this Phase I trial were presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics.

We continue to plan to pursue a strategic partner for the further development and potential commercialization of our compound, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1. IDH1 mutations have been shown to be oncogenic for patients with acute myeloid leukemia, or AML, and glioma. We have successfully completed a registrational Phase II trial for olutasidenib in relapsed / refractory acute myeloid leukemia, or R/R AML. In December 2021, we presented the first Phase II results of olutasidenib used in combination with azacitidine at the American Society of Hematology (ASH) Annual Meeting. We are progressing a new drug application, or NDA, for the treatment of R/R AML. We are also completing our exploratory Phase I clinical trial for olutasidenib in glioma.

Additionally, we licensed exclusively two programs each to Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Celgene Corporation, now Bristol-Myers Squibb Company, or Bristol-Myers Squibb, based on molecules that we discovered. In May and July 2021, we received written notice from Bristol-Myers Squibb and Boehringer Ingelheim, respectively, of their termination of one of these licensed programs each. Under the remaining out-licensed programs we are eligible to receive potential clinical and commercial milestone payments plus royalties over time.

In 2021, we ceased development of our compound FT-8225, a targeted FASN inhibitor for possible treatment of non-alcoholic steatohepatitis.

Since our founding in 2007, we have devoted substantially all of our resources to the research and development of our drug discovery technology, developing our pipeline, building our intellectual property portfolio and raising capital. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors, the completion of our initial public offering, or IPO, in June 2020 and a follow-on public offering in December 2020.

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

On July 26, 2021, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174), as amended by Post-Effective Amendment No. 1 on Form S-3 filed on March 1, 2022 in relation to the registration of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, or the 2021 Shelf. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings under the 2021 Shelf and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the date of this Annual Report on Form 10-K, we have not made any sales of our common stock under the Sales Agreement.

To date, we have not had any products approved for sale and have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical or clinical development. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, all of our revenue has been generated from our license and collaboration agreements with third parties. We have experienced periods of both income and loss and positive and negative cash flows from operations since inception. Our net loss was $173.0 million and $70.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, our accumulated deficit was $230.4 million and $57.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate incurring significant expenses, which may increase, in connection with our ongoing activities, as we:

▪
complete preclinical studies, initiate and complete clinical trials for product candidates;
▪
proceed with finalizing our evaluation of our Phase I clinical trial for etavopivat for the treatment of SCD;
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

We have determined that our cash, cash equivalents and marketable securities of $490.3 million as of December 31, 2021 will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. To date, we have primarily financed our operations through proceeds from our license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow-on public offering. We have experienced significant negative cash flows from operations during the twelve months ended December 31, 2021 and 2020. We do not expect to experience any significant positive cash flows from our existing license and collaboration agreements and do not expect to have any product revenue in the near term. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to invest significantly in research and development of our programs. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding sooner that would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. Our collaboration arrangements with Celgene Corporation were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene Corporation, now Bristol-Myers Squibb Company, for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. In May 2021 we received written notice from Bristol-Myers Squibb of their termination of the license agreement related to FT-1101. In July 2021 we received written notice from Boehringer Ingelheim of their termination of the license related to our protein modulator molecule. We expect revenue for the next several years will be derived primarily from milestone payments under our remaining license agreements with Bristol-Myers Squibb and Boehringer Ingelheim, if Bristol-Myers Squibb or Boehringer Ingelheim achieve certain specified commercial, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the fiscal years ending December 31, 2021 and 2020.

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

	YEAR ENDED DECEMBER 31,
	2021	2020
Etavopivat	$46,380	$31,375
FT-7051	5,247	4,295
Olutasidenib	17,340	21,355
FT-8225	85	1,333
External predevelopment and unallocated expenses	11,246	5,898
Internal research and development expenses	45,363	29,111
	$125,661	$93,367

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with etavopivat and FT-7051 programs to increase as the programs progress through clinical development. We expect costs associated with olutasidenib to decrease over time, as the ongoing clinical trials for olutasidenib in AML and solid tumors progress towards completion. We do not anticipate significant future costs for FT-8225 since we ceased development in 2021.

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

Restructuring Charges

Restructuring charges consist of termination costs, including employee severance, health benefits, and outplacement services, incurred as a result of our January 2019 organization realignment. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our restructuring charges.

Gain on Hit Discovery Divestiture

Gain on Hit Discovery divestiture consists of the gain recognized on the divestiture of our hit discovery capabilities, or Hit Discovery, to Valo Health, Inc., or Valo Health, and represents the fair value of the consideration received in excess of net assets sold.

Interest Income

Interest income consists of interest generated from our cash, cash equivalents and marketable securities, amortization and accretion of purchase premiums and discounts associated with our investments, and the accretion of the carrying value of the installment receivable from the divestiture of our Hit Discovery capabilities to Valo Health to its fair value.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses recognized from recording our warrants at fair value and a gain on the modification of an operating lease.

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses, or NOLs, originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. This change resulted in the generation of refunds of previously paid income taxes for which some refunds have been received in 2020 and 2021 and some refunds are expected to be received over the next twelve months. We have filed refund claims related to our 2018, 2019, and 2020 tax years to carryback NOLs to 2015, 2016, 2017 and 2018 tax years for federal tax purposes which resulted in total refunds of approximately $29.6 million, of which $18.5 million has been received through December 31, 2021.

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Due to our full valuation allowance, our income tax provision is not likely to be materially affected by changes to our estimates.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	125,661	93,367	32,294
General and administrative	48,325	30,782	17,543
Restructuring charges	—	63	(63)
Total operating expenses	173,986	124,212	49,774
Loss from operations	(173,986)	(124,212)	(49,774)
Other income:
Gain on Hit Discovery divestiture	—	23,312	(23,312)
Interest income	1,054	3,428	(2,374)
Other income (expense), net	122	(2,661)	2,783
Total other income, net	1,176	24,079	(22,903)
Loss before taxes	(172,810)	(100,133)	(72,677)
Income tax expense (benefit)	154	(29,719)	29,873
Net loss	$(172,964)	$(70,414)	$(102,550)

Collaboration Revenue

There was no collaboration revenue for the years ended December 31, 2021 and 2020.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	($)
Etavopivat	$46,380	$31,375	$15,005
FT-7051	5,247	4,295	952
Olutasidenib	17,340	21,355	(4,015)
FT-8225	85	1,333	(1,248)
External predevelopment and unallocated expenses	11,246	5,898	5,348
Internal research and development expenses	45,363	29,111	16,252
Total research and development expense	$125,661	$93,367	$32,294

Research and development expense increased by $32.3 million from $93.4 million for the year ended December 31, 2020 to $125.7 million for the year ended December 31, 2021.

The increase in research and development expense was primarily attributable to a $15.0 million increase in etavopivat driven by the conduct of our Phase II/III and Phase I trials in SCD patients, study start-up costs related to our trials in pediatric SCD and thalassemia, and manufacturing activities, a $16.3 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs and an increase in equity-based compensation, and a $5.3 million increase in external predevelopment and unallocated expenses predominately related to investment in our preclinical programs, partially offset by a decrease of $4.0 million and $1.2 million for olutasidenib and FT-8225, respectively, as the studies advance toward completion.

General and Administrative Expense

General and administrative expense increased by approximately $17.5 million from $30.8 million for the year ended December 31, 2020 to $48.3 million for the year ended December 31, 2021.

The increase in general and administrative expense was primarily attributable to a $8.8 million increase in equity-based compensation expense; $3.3 million increase in personnel-related costs due to executive and staff hiring, recruiting and relocation costs; $2.1 million increase in professional fees driven primarily by increases in consulting, communications, audit and tax costs; and $0.8 million increase in insurance related expenses.

Restructuring Charges

In the year ended December 31, 2020, we incurred $0.1 million of additional severance costs related to our 2019 restructuring. In the year ended December 31, 2021, we did not incur any restructuring costs.

Gain on Hit Discovery divestiture

For the year ended December 31, 2020, we recognized a gain of $23.3 million related to the divestiture of our Hit Discovery capabilities. See Note 17 to our consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K for additional information on the gain on Hit Discovery divestiture.

Interest Income

Interest income decreased by approximately $2.4 million from $3.4 million for the year ended December 31, 2020 to $1.1 million for the year ended December 31, 2021. The decrease was primarily due to interest income recorded in the year ended December 31, 2020 related to outstanding cash payments due from Valo Health. These cash payments were fully received as of December 31, 2020.

Other Income (Expense), Net

Other income (expense), net increased by $2.8 million from $(2.7) million for the year ended December 31, 2020 compared to $0.1 million for the year ended December 31, 2021. The increase was primarily due to the loss on the remeasurement of our outstanding warrants to purchase preferred securities, which converted to warrants to purchase common stock on June 23, 2020 as a result of the IPO, of $2.6 million. In July 2020, the common stock warrants were exercised under cashless (net) provisions.

Income Taxes

For the year ended December 31, 2021, we recorded an income tax expense of $0.2 million, which primarily related to the changes from our originally estimated 2020 taxable income calculations to the finalized version of taxable income that was reported on our federal income tax return filed during the year, which impacted our income tax refunds reported on our carryback claims filed during the year. For the year ended December 31, 2020, we had recorded an income tax benefit of $29.7 million, which was primarily related to refunds arising from the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of our IPO and follow-on public offering. From inception through December 31, 2021, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $490.3 million.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with

Bristol-Myers Squibb and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the year ended December 31, 2021, we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(149,787)	$(95,418)
Investing activities	(55,375)	(345,821)
Financing activities	(459)	552,602
Net (decrease) increase in cash, cash equivalents and restricted cash	$(205,621)	$111,363

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash used in operating activities increased by approximately $54.4 million from $95.4 million for the year ended December 31, 2020 to $149.8 million for the year ended December 31, 2021. The increase was primarily attributable to the increase in net loss incurred in the year ended December 31, 2021 that is primarily a result of increased spending on research and development activities as we advance our preclinical and clinical programs.

Investing Activities

Net cash used in investing activities decreased by approximately $290.4 million from $345.8 million for the year ended December 31, 2020 to $55.4 million for the year ended December 31, 2021. The decrease was primarily attributable to a $98.9 million increase in purchases of held-to-maturity marketable securities, $3.9 million increase in purchases of property and equipment, $17.8 million of net proceeds from the Hit Discovery divestiture, offset by $411.1 million increase in the proceeds from maturity and redemption of marketable securities.

Financing Activities

For the year ended December 31, 2021, our net cash used in financing activities was $0.5 million attributable to $1.0 million of paid issuance costs, offset by $0.5 million of proceeds from the exercise of options to purchase our common stock. For the year ended December 31, 2020 our net cash provided by financing activities was $552.6 million primarily attributable to $551.9 million of proceeds from the sale of our common stock and $0.5 million of unpaid issuance costs.

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

As of December 31, 2021, our cash, cash equivalents and marketable securities of $490.3 million will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Watertown, Massachusetts Leases

In September 2020, we entered into a lease for office and laboratory space at 300 North Beacon Street in Watertown, Massachusetts, or the Beacon Street Lease, and began occupying the space in September 2021. The Beacon Street Lease is subject to base rent of $0.3 million per month, plus our ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the ten-year lease term. In addition, the Beacon Street Lease provides an extension option for one additional five-year term at then-market rates and is secured by a letter of credit of $2.0 million. As of December 31, 2021, we are obligated to make aggregate base rent payments of $44.3 million over the remaining lease term, excluding the extension term, $4.0 million of which is payable within the next twelve months.

In November 2021, we entered into a lease for office space at 321 Arsenal Street in Watertown, Massachusetts, or the 321 Arsenal Street Lease, and began occupying the space during the same month. The 321 Arsenal Street Lease is subject to base rent of $0.1 million per month, plus our ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the five-year lease term. In addition, the 321 Arsenal Street Lease provides an extension option for one additional five-year term at then-market rates and is secured by a letter of credit of $0.1 million. As of December 31, 2021, we are obligated to make aggregate base rent payments of $2.3 million over the remaining lease term, excluding the extension term, $0.5 million of which is payable within the next twelve months.

Other Obligations

We have agreements with certain vendors for various services, including services related to preclinical and clinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind-down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and as such cannot be reasonably estimated.

In addition, we enter into standard indemnification agreements and agreements containing indemnification provisions in the ordinary course of business. Pursuant to these agreements, we indemnify and agree to reimburse the indemnified party for losses and other costs incurred by the indemnified party, generally our customers. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements cannot be reasonably estimated.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. In circumstances where amounts have been paid in excess of costs incurred, we record a prepaid expense. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with our service providers and make adjustments if necessary.

We base the expense recorded related to contract research and manufacturing activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple vendors that supply materials and conduct services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Equity-Based Compensation

Prior to the IPO, the estimated fair value of our common securities underlying stock-based awards had been determined by our board of directors as of the date of each award grant, with input from management, considering our most recently available third-party valuations of common securities. Such valuations included a number of judgements and assumptions which significantly affected the outcome of the estimated fair value of our common securities, including a discount for lack of an active public market, our results of operations, financial position and status of our research and development efforts, material business risks and strategies, likelihood of a liquidity event such as an IPO or sale of the company, and current conditions in the public markets, among others. Subsequent to the IPO, the fair value of our common stock underlying the stock-based awards, which include stock options and restricted stock units, is based on the quoted market price of our common stock on the grant date. We estimate the fair value of our stock options utilizing the Black-Scholes option pricing model, which is affected by our stock price and certain estimates by management, including expected stock price volatility, expected term of the award, the risk-free rate and expected dividends.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and marketable securities are primarily invested in U.S. Treasury securities, U.S. Government agency securities, commercial paper, corporate debt securities, repurchase agreements and money market funds. However, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,

and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Forma Therapeutics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Forma Therapeutics Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forma Therapeutics Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts (PCAOB Auditor ID: 42).

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)
The following Report and Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K:
•
Report of Independent Registered Public Accounting Firm (PCAOB Auditor ID: 42)
•
Consolidated Balance Sheets
•
Consolidated Statements of Operations and Comprehensive Loss
•
Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Forma Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forma Therapeutics Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible and convertible preferred stock and stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in year ended December 31, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Prepaid and Accrued Manufacturing and Clinical Expenses

Description of the Matter

The Company’s prepaid and accrued manufacturing and clinical expenses totaled $5.6 and $11.0 million, respectively, on December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate prepaid and accrued manufacturing and clinical expenses as payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company’s prepaid and accrued manufacturing and clinical expenses was complex and judgmental as the estimates underlying these accounts are based on the Company’s evaluation of the progress to completion of specific tasks by evaluating information from vendors related to actual costs incurred or level of effort expended, the number of clinical site activations, patient enrollment and project timelines. Furthermore, due to the duration of the Company’s ongoing manufacturing and clinical activities and the timing of invoicing received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the Company’s process for recording prepaid and accrued manufacturing and clinical expenses, including assessing management’s controls over the significant judgments and estimates regarding clinical site activations, patient enrollment and project timelines to estimate the costs incurred or level of effort expended by vendors.

To test the prepaid and accrued manufacturing and clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to estimate the recorded accruals and prepayments. For example, we corroborated the progress to completion of specific tasks through inquiry with the Company’s research and development personnel that oversee the research and development projects. We also inspected the Company’s contracts with third parties and any change orders to assess the impact on amounts recorded. Additionally, we inspected information received by the Company directly from a sample of sites and other third parties, which included third parties’ estimates of costs incurred to date. We also performed analytical procedures over fluctuations in prepaids and accruals by vendors and trial, including analytics of costs incurred per trial and patient to assess the reasonableness of the amounts incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 1, 2022

FORMA THERAPEUTICS HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$77,421	$282,689
Short-term marketable securities	386,805	350,365
Income tax receivable	11,988	15,273
Prepaid expenses and other current assets	10,187	6,120
Total current assets	486,401	654,447
Property and equipment, net	13,927	1,520
Long-term marketable securities	26,047	12,534
Operating lease right-of-use asset	22,074	—
Other assets	12,612	12,470
Total assets	$561,061	$680,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,145	$4,295
Accrued expenses and other current liabilities	25,748	27,104
Operating lease liability	5,125	—
Income taxes payable	70	301
Total current liabilities	35,088	31,700
Operating lease liability, noncurrent	27,617	—
Deferred rent, noncurrent	—	1,027
Total liabilities	62,705	32,727
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2021 and December 31, 2020; 47,411,356 and 47,300,231 shares issued at December 31, 2021 and December 31, 2020, respectively; 47,398,238 and 47,248,685 shares outstanding at December 31, 2021 and December 31, 2020, respectively	47	47
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no issued or outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	728,683	705,607
Accumulated deficit	(230,374)	(57,410)
Total stockholders’ equity	498,356	648,244
Total liabilities and stockholders’ equity	$561,061	$680,971

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
Collaboration revenue	$—	$—
Operating expenses:
Research and development	125,661	93,367
General and administrative	48,325	30,782
Restructuring charges	—	63
Total operating expenses	173,986	124,212
Loss from operations	(173,986)	(124,212)
Other income:
Gain on Hit Discovery divestiture	—	23,312
Interest income	1,054	3,428
Other income (expense), net	122	(2,661)
Total other income, net	1,176	24,079
Loss before taxes	(172,810)	(100,133)
Income tax expense (benefit)	154	(29,719)
Net loss and comprehensive loss	$(172,964)	$(70,414)
Accretion of cumulative dividends and issuance costs on Series D redeemable convertible preferred stock	—	(3,736)
Net loss allocable to shares of common stock, basic and diluted	$(172,964)	$(74,150)
Net loss per share of common stock, basic and diluted	$(3.65)	$(3.22)
Weighted-average shares of common stock outstanding, basic and diluted	47,347,343	23,056,975

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B-1 CONVERTIBLE PREFERRED STOCK		SERIES B-2 CONVERTIBLE PREFERRED STOCK		SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2019	2,304,815	$4,656	14,921,676	$20,907	8,790,249	$12,272	53,593,440	$100,296
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	3,736
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Conversion of redeemable convertible and convertible preferred stock into common stock	(2,304,815)	(4,656)	(14,921,676)	(20,907)	(8,790,249)	(12,272)	(53,593,440)	(104,032)
Conversion of enterprise junior stock into common stock	—	—	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,956	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	—	—	—	—	—	—
Issuance of common stock from follow-on public offering, net of issuance costs of $17,166	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

	SERIES C CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ENTERPRISE JUNIOR STOCK		ADDITIONAL PAID-IN	(ACCUMULATED DEFICIT) RETAINED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
Balance at December 31, 2019	6,452,619	$385	2,250,696	$2	2,597,091	$3	$1,116	$16,740	$18,246
Accretion of cumulative dividends on Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	(3,736)	(3,736)
Exercise of warrant to purchase common stock	—	—	297,241	—	—	—	12	—	12
Exercise of options to purchase common stock	—	—	71,386	—	—	—	378	—	378
Equity-based compensation	—	—	—	—	63,779	—	6,959	—	6,959
Conversion of redeemable convertible and convertible preferred stock into common stock	(6,452,619)	(385)	20,349,223	21	—	—	142,231	—	141,867
Conversion of enterprise junior stock into common stock	—	—	2,124,845	2	(2,660,870)	(3)	1	—	—
Issuance of common stock from initial public offering, net of issuance costs of $25,956	—	—	15,964,704	16	—	—	293,322	—	293,338
Vesting of restricted common stock	—	—	33,397	—	—	—	—	—	—
Net exercise of warrants to purchase common stock	—	—	62,193	—	—	—	2,961	—	2,961
Issuance of common stock from follow-on public offering, net of issuance costs of $17,166	—	—	6,095,000	6	—	—	258,627	—	258,633
Net loss and comprehensive loss	—	—	—	—	—	—	—	(70,414)	(70,414)
Balance at December 31, 2020	—	$—	47,248,685	$47	—	$—	$705,607	$(57,410)	$648,244
Exercise of options to purchase common stock	—	—	102,818	—	—	—	513	—	513
Vesting of restricted stock units	—	—	13,523	—	—	—	—	—	—
Vesting of restricted common stock	—	—	33,212	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	22,563	—	22,563
Net loss and comprehensive loss	—	—	—	—	—	—	—	(172,964)	(172,964)
Balance at December 31, 2021	—	$—	47,398,238	$47	—	$—	$728,683	$(230,374)	$498,356

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash flows from operating activities
Net loss	$(172,964)	$(70,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,569	1,276
Non-cash operating lease expense	1,025	—
Gain on lease modification	(287)	—
Equity-based compensation	22,563	6,959
Change in fair value of warrant liability	—	2,597
Amortization and accretion of marketable securities	1,243	559
Gain on Hit Discovery divestiture	—	(23,312)
Interest income on cash payments from Valo Health	—	(2,406)
Loss on sale and disposal of property and equipment	219	59
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	227
Decrease (increase) in income taxes receivable	3,285	(14,681)
(Increase) in prepaid expenses and other current assets	(4,432)	(3,872)
Increase (decrease) in accounts payable	(173)	933
Increase (decrease) in accrued expenses and other current liabilities	(457)	6,755
Increase (decrease) in income taxes payable	(231)	301
(Decrease) in deferred rent, noncurrent	—	(399)
(Decrease) in operating lease liability	(1,147)	—
Net cash used in operating activities	(149,787)	(95,418)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(578,501)	(479,633)
Proceeds from maturity and redemption of marketable securities	527,305	116,175
Proceeds from sale of property and equipment	—	46
Purchases of property and equipment	(4,179)	(249)
Net proceeds from Hit Discovery divestiture	—	17,840
Net cash used in investing activities	(55,375)	(345,821)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	293,338
Proceeds from follow-on public offering of common stock, net of issuance costs	—	259,133
Proceeds from exercise of warrant to purchase common stock	—	12
Proceeds from exercise of options to purchase common stock	513	378
Payment of issuance costs on Series D redeemable convertible preferred stock	—	(259)
Payment of public offering costs	(972)	—
Net cash (used in) provided by financing activities	(459)	552,602
Net increase in cash, cash equivalents and restricted cash	(205,621)	111,363
Cash, cash equivalents and restricted cash, beginning of the year	285,159	173,796
Cash, cash equivalents and restricted cash, end of the year	$79,538	$285,159
Supplemental cash flow information:
Cash paid for income taxes	$334	$187
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of Topic 842	$7,478	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$21,213	$—
Accretion of cumulative dividends and issuance costs on preferred securities	$—	$3,736
Public offering costs included in accounts payable and accrued expenses	$23	$500
Net exercise of warrants to purchase common stock	$—	$2,961
Equity Consideration received in the Hit Discovery divestiture (Note 17)	$—	$10,000
Conversion of enterprise junior stock into common stock	$—	$3
Conversion of redeemable convertible and convertible preferred stock into common stock	$—	$142,252

The accompanying notes are an integral part of these consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1—Organization and Nature of Business

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

On July 26, 2021, the Company filed a Registration Statement on Form S-3 with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174), as amended by Post-Effective Amendment No. 1 on Form S-3 filed on March 1, 2022, in relation to the registration of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof (the “2021 Shelf”). The Company also simultaneously entered into a Sales Agreement ("Sales Agreement") with SVB Leerink LLC (the "Sales Agent") to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings under the 2021 Shelf and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the date of this Annual Report on Form 10-K, the Company has not made any sales of its common stock under the Sales Agreement.

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

As of December 31, 2021, the Company had $490.3 million of cash, cash equivalents and marketable securities. The Company has determined this will be sufficient to fund its operations for at least one year from the date these consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors, and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during fiscal 2021 and 2020. The Company does not expect to experience any significant positive cash flows from its existing license and collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Forma Therapeutics Holdings, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2021, the Company adopted the provisions of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”) as discussed in Recently Adopted Accounting Pronouncements below. Results for the year ended December 31, 2021, and the related disclosures, reflect the application of this ASU.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, equity-based compensation, research and development expenses and related accruals, leases, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The carrying amounts of the Company’s cash equivalents approximate their fair value due to their short-term nature.

Amounts in restricted cash consist of letters of credit to secure the Company’s facilities. Restricted cash is included in other assets on the consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash per the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	DECEMBER 31,
	2021	2020
Cash and cash equivalents	$77,421	$282,689
Restricted cash	2,117	2,470
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$79,538	$285,159

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include cash, cash equivalents, restricted cash and marketable securities. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Concentration of credit risk with respect to receivables is limited to certain customers to which the Company makes substantial sales. Customers are granted credit on an unsecured basis. To mitigate risk, the Company routinely assesses the financial strength of its customers which are primarily large pharmaceutical companies. The Company’s policy is to maintain allowances for estimated losses associated with the inability of its customers to make required payments. The Company provides an allowance for doubtful accounts based on known accounts receivable balances that are determined to be uncollectible, historical experience and other currently available evidence. The Company’s senior management reviews accounts receivable balances on a periodic basis to determine if any receivables may be potentially uncollectable. An amount is written off against the allowance after all attempts have failed to collect the receivable. Based on management’s review, no allowances for doubtful accounts were recorded as of and for the years ended December 31, 2021 and 2020. The Company had no accounts receivable balances as of and for the years ended December 31, 2021 and 2020.

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

Construction-in-progress is stated at cost, which includes direct costs attributable to the setup or construction of the related asset. Depreciation expense is not recorded on construction-in-progress until the relevant assets are completed and put into use.

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

The Company’s warrants to purchase common stock, money market funds, commercial paper and repurchase agreements are carried at fair value, determined according to the fair value hierarchy described above. The Company has no other financial assets or liabilities that are measured at fair value on a recurring basis.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying consolidated financial statements for the years ended December 31, 2021 and 2020.

Income Taxes

Forma Therapeutics Holdings, Inc. and the Company’s subsidiaries are corporations for income tax purposes and record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. Accounting guidance requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

Warrant Liability

The Company accounts for its warrants as either equity or liabilities based on the characteristics and provisions of each instrument. When the warrant agreement includes terms and provisions in which an event could occur that requires the Company to transfer cash or other assets to the warrant holder in exchange for either (i) the outstanding warrant or (ii) the underlying share issuable upon exercise of the warrant and that event is outside of the Company’s control, the warrant is accounted for as a liability. Warrants classified as liabilities are recorded at fair value on the date of grant and are subsequently remeasured to fair value at each balance sheet date. Changes in the fair value of the warrant are recognized as a component of other income in the consolidated statements of operations and comprehensive loss. The Company estimates the fair value of these liabilities using Black-Scholes option-pricing models and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions including the fair value per share of the underlying security, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying security. During the year ended December 31, 2020, the liability-classified warrants were exercised under cashless (net) exercise provisions resulting in the issuance of 62,193 shares of common stock. No warrants were outstanding as of December 31, 2021 and 2020.

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

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss allocable to common stock per share when it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all earnings for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Net loss allocable to common stock is equal to net loss, less accretion on preferred securities to their redemption value to the extent such securities are outstanding. Basic net loss per share is calculated by dividing net loss allocable to common stock by the weighted-average number of shares of common stock outstanding for the period, which includes the warrants to purchase common stock at $0.04 per share to the extent they are outstanding. Diluted net loss per share is calculated by dividing the diluted net loss allocable to common stock by the weighted-average number of common stock outstanding used to calculate basic net loss per share, plus the effect of potential common stock to the extent they are dilutive.

Equity-Based Compensation

The Company accounts for equity awards, including grants of enterprise junior stock, stock options, restricted stock units and restricted common stock, in accordance with ASC 718, Compensation – Stock Compensation (“Topic 718”). Topic 718 requires all equity-based payments to employees, which includes grants of employee equity awards, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of the Company’s common stock on the grant date. The Company recognizes equity-based compensation expense for any non-employee awards consistent with equity awards issued to employees. As it relates to both employee and non-employee equity awards, the Company has elected to account for forfeitures as they occur.

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

For awards granted prior to the Company’s IPO, the estimated fair value of the Company’s common securities underlying its equity awards had been determined by the board of directors as of the date of each award grant, with input from management, considering the Company’s most recently available third-party valuations of common securities. Such valuations included a number of judgements and assumptions which significantly affected the outcome of the estimated fair value of the common securities, including a discount for lack of an active public market, results of operations, financial position and status of the Company’s research and development efforts, material business risks and strategies, likelihood of a liquidity event such as an IPO or sale of the company, and current conditions in the public markets, among others. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common securities prior to the IPO. The methodologies that were used included the probability-weighted expected return method (“PWERM”) and a hybrid of the option pricing method (“OPM”) and PWERM assuming various scenarios such as an IPO, a delayed IPO, a sale of the Company and a remain private scenario. The valuation methodologies that were used included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common securities at each valuation date.

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

The Company evaluates whether an arrangement is or contains a lease at the inception date. If determined to be or contain a lease, the Company determines the classification of the lease at the commencement date, which represents the date at which the lessor makes the underlying asset available for use by the Company. When determining the expected accounting lease term, the Company includes the noncancelable lease term, together with periods covered by (i) an option to extend the lease if the Company is reasonably certain to exercise such option, (ii) an option to terminate the lease if the Company is reasonably certain not to exercise such option and (iii) an option to extend or not terminate the lease where the exercise of such option is controlled by the lessor. The Company has elected the short-term lease exemption, which allows the Company to not recognize lease liabilities and right-of-use assets arising from lease arrangements with original lease terms of twelve months or less. The Company elected the practical expedient to not separate lease and non-lease components for its real estate leases.

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

The Company determines an appropriate incremental borrowing rate by using a synthetic credit rating based on the interest coverage ratio, factoring in certain adjustments including adjustments for additional risks based on an analysis of comparable companies with similar credit and financial profiles.

Emerging Growth Company Status

Prior to December 31, 2021, we were an “emerging growth company” ("EGC") as defined in the Jumpstart Our Business Startups Act ("JOBS Act") and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until we are no longer an EGC, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2021, we have become a large accelerated filer under the rules of the SEC and are no longer classified as an EGC.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB Topic 842 was issued, which supersedes the existing guidance for lease accounting. The FASB has issued several updates to the standard which: (i) clarify how to apply certain aspects of the new standard; (ii) provide an additional transition method for adoption of the new standard; (iii) provide a practical expedient for certain lessor accounting; and (iv) amend certain narrow aspects of the guidance. Topic 842 requires the identification and classification of arrangements that are or contain a lease. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 is calculated using the applicable incremental borrowing rate at the date of adoption. The Company adopted the new standard using the modified retrospective approach effective January 1, 2021 as the initial date of application. The Company elected the available package of practical expedients which allowed the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. As a result of the adoption of Topic 842, the Company recorded (i) an operating lease liability of $8.9 million and (ii) an operating lease right-of-use asset of $7.5 million, net of the unamortized balance of deferred rent liability and tenant improvement allowances as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations. A summary of the impact of the adoption is as follows (in thousands):

	DECEMBER 31, 2020	IMPACT OF ADOPTION	JANUARY 1, 2021
Operating lease right-of-use asset	$—	$7,478	$7,478
Accrued expenses and other current liabilities	27,104	(399)	26,705
Operating lease liability, current	—	3,025	3,025
Deferred rent, noncurrent	1,027	(1,027)	—
Operating lease liability, noncurrent	—	5,879	5,879

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. As of December 31, 2021, the Company no longer qualified as an EGC for filing purposes, and therefore adopted ASU 2019-12 effective January 1, 2021. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Although earlier adoption is permitted, the Company plans to adopt ASU 2016-13 on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Note 3—Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	FAIR VALUE MEASUREMENTS AT THE REPORTING DATE USING
	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS USING IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets—Cash equivalents
Repurchase agreement	$25,000	$—	$25,000	$—
Money market funds	49,957	49,957	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	40,022	—	40,022	—
U.S. Treasury securities	27,972	27,972	—	—
Commercial paper	268,472	—	268,472	—
Corporate debt securities	50,271	—	50,271	—
Assets—Long-term marketable securities
U.S. Government agency securities	1,991	—	1,991	—
U.S. Treasury securities	23,958	23,958	—	—
Total	$487,643	$101,887	$385,756	$—

	FAIR VALUE MEASUREMENTS AT THE REPORTING DATE USING
	DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS USING IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets—Cash equivalents
Repurchase agreement	$12,000	$—	$12,000	$—
Commercial paper	22,493	—	22,493	—
Money market funds	227,987	227,987	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	55,469	—	55,469	—
U.S. Treasury securities	38,294	38,294	—	—
Commercial paper	237,735	—	237,735	—
Corporate debt securities	18,873	—	18,873	—
Assets—Long-term marketable securities
U.S. Government agency securities	7,049	—	7,049	—
Corporate debt securities	5,492	—	5,492	—
Total	$625,392	$266,281	$359,111	$—

During the years ended December 31, 2021 and 2020 there were no transfers between Level 1, Level 2 and Level 3.

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

Prior to the IPO, the warrant liability balance was comprised of three warrants to purchase an aggregate of 299,999 shares of Series B-3 Preferred Stock with an exercise price of $1.20 per share (“Series B-3 Preferred Warrants”). Upon the closing of the IPO, the Series B-3 Preferred Warrants were automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share. The remaining terms and provisions of the warrants held immediately prior and subsequent to the conversion were substantially the same, including the provision under which the Company was obligated to pay the holders the greater of (i) five times the exercise price, less the exercise price, or (ii) the excess of the fair market value of a warrant share over the exercise price, in the event of a change in control in which the acquirer did not assume the warrants. As the common stock warrants embodied an obligation to repurchase the Company’s shares in exchange for specified assets that was not within the Company’s control, the Company classified the common stock warrants as a liability while outstanding.

The value for the warrant liability balance was based on a Black-Scholes option pricing model using significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Gains and losses on remeasurement of Level 3 securities are included in other income (expense), net on the consolidated statements of operations and comprehensive loss. The warrants were exercised in July 2020 under cashless (net) exercise provisions and as of December 31, 2021 and 2020, the Company had no outstanding warrants.

The following assumptions were used to determine the fair value of the warrants to purchase common stock as of the exercise date:

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

The Company’s investments by type consisted of the following (in thousands):

	DECEMBER 31, 2021
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Assets
U.S. Government agency securities	$42,032	$—	$(19)	$42,013
U.S. Treasury securities	52,048	—	(118)	51,930
Commercial paper	268,471	38	(37)	268,472
Corporate debt securities	50,301	—	(30)	50,271
Total	$412,852	$38	$(204)	$412,686

	DECEMBER 31, 2020
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Assets
U.S. Government agency securities	$62,508	$10	$—	$62,518
U.S. Treasury securities	38,287	7	—	38,294
Commercial paper	237,733	18	(16)	237,735
Corporate debt securities	24,371	3	(9)	24,365
Total	$362,899	$38	$(25)	$362,912

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the consolidated financial statements.

As of December 31, 2021 and 2020, the Company held 34 and 16 investments, respectively, in an unrealized loss position with an aggregate fair value of $219.3 million and $93.7 million, respectively. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The aggregate of individual unrealized losses as of December 31, 2021 and 2020 was not significant.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Manufacturing and clinical prepaid expenses	$5,559	$3,068
Other prepaid expenses	3,549	1,725
Other non-trade receivables	1,079	1,327
	$10,187	$6,120

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Computer and office equipment	$1,593	$2,253
Software	388	2,473
Lab equipment	1,906	4,560
Furniture and fixtures	1,248	377
Leasehold improvements	13,386	3,402
Construction-in-progress	175	—
	18,696	13,065
Less: Accumulated depreciation	(4,769)	(11,545)
	$13,927	$1,520

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020 totaled $1.6 million and $1.3 million, respectively.

Note 7—Leases

The Company’s operating lease activity is primarily comprised of noncancelable facilities leases for office and laboratory space in Watertown, MA and Branford, CT.

North Beacon Street Lease

In September 2020, the Company entered into a lease for office and laboratory space in Watertown, MA (the “Beacon Street Lease”). The Beacon Street Lease is with a landlord who is an investor and related party of the Company. The Beacon Street Lease, which commenced in September 2021, is subject to base rent of $0.3 million per month, plus the Company's ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 10-year lease term. In addition, the Beacon Street Lease provides an extension option for one additional five-year term at then-market rates and includes a tenant improvement allowance of $10.0 million. The Company paid first month’s rent of $0.3 million upon execution of the Beacon Street Lease agreement. The Beacon Street Lease is secured by a letter of credit of $2.0 million and is classified in other assets on the consolidated balance sheets as of December 31, 2021 and 2020.

The Beacon Street Lease required the landlord to perform a scope of work to build-out the base building prior to the construction of the Company’s premises. The Company concluded the accounting commencement date occurred when the landlord completed the build-out of the base building and control passed to the Company, which occurred in early September 2021. The Company assessed the classification of the Beacon Street Lease at the accounting commencement date and concluded the lease should be accounted for as an operating lease. The Company recorded an operating lease liability of $29.3 million, measured as the present value of the remaining lease payments discounted using the incremental borrowing rate as of the accounting commencement date. The Company recorded an operating lease right-of-use asset of $19.3 million, measured as the present value of the remaining lease payments, plus prepaid rent, net of the tenant incentives. The operating lease right-of-use asset was reduced by the difference between the right-of-use asset and lease liability of the Arsenal Street Lease measured upon accounting commencement of the Beacon Street Lease.

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

321 Arsenal Street Lease

In November 2021, the Company entered into a lease for office space in Watertown, MA (the “321 Arsenal Street Lease”). The 321 Arsenal Street Lease is with the same landlord as the Company’s Beacon Street Lease. The 321 Arsenal Street Lease, which commenced in November 2021, is subject to base rent of $0.1 million per month, plus the Company's ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 5-year lease term. In addition, the 321 Arsenal Street Lease provides an extension option for one additional five-year term at then-market rates. The Company prepaid first month’s rent of $0.1 million upon execution of the 321 Arsenal Street Lease agreement. The 321 Arsenal Street Lease is secured by a letter of credit of $0.1 million and is classified in other assets on the consolidated balance sheet as of December 31, 2021.

The Company assessed the classification of the 321 Arsenal Street Lease at the accounting commencement date and concluded the lease should be accounted for as an operating lease. The Company recorded an operating lease liability of $1.9 million, measured as the present value of the remaining lease payments discounted using the incremental borrowing rate as of the accounting commencement date. The Company recorded an operating lease right-of-use asset of $1.9 million, measured as the present value of the remaining lease payments, plus prepaid rent.

500 Arsenal Street Lease

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

In May 2021, the Company amended the Arsenal Street Lease to reduce the rentable square feet by approximately 50%. Pursuant to the amendment, annual base rent and the Company’s share of operating expenses were reduced in proportion to the reduction in rentable square feet. There was no change to the lease term for the remaining space. The Company determined that the amendment did not grant an additional right-of-use asset and as such was accounted for as a modification to the existing operating lease. The operating lease right-of-use asset and operating lease liability were remeasured at the date of modification which resulted in a reduction of the operating lease right-of-use asset of $2.6 million and a reduction in the operating lease liability of $2.9 million. The Company recorded the resulting gain on the modification of $0.3 million in other income (expense), net on the consolidated statements of operations and comprehensive loss.

In September 2021, concurrent with the execution of the Beacon Street Lease, the Arsenal Street Lease was further amended to expire 30 days following the lease commencement date of the Beacon Street Lease during which time rent was fully abated. The Company concluded the Beacon Street Lease and amended Arsenal Street Lease should be combined for accounting purposes given that the amendment of the Arsenal Street Lease and the Beacon Street Lease were negotiated with both the same commercial objective and landlord. Upon lease commencement of the Beacon Street Lease in September 2021, the Company derecognized the operating lease right-of-use asset and operating lease liability for the Arsenal Street Lease. The difference between the right-of-use asset and lease liability was $0.3 million and was recorded as a reduction to the operating lease right-of-use asset for the Beacon Street

Lease. The letter of credit securing the Arsenal Street Lease was released in the fourth quarter of 2021. Following the expiration of the Arsenal Street Lease in October 2021, the Company had no further obligations under the lease.

Branford, CT Lease

As amended on January 1, 2018, the Company’s Branford, CT lease is subject to annual increases to base rent over a term expiring in December 2023. The lease included a tenant improvement allowance of $1.0 million, of which $0.1 million remains unused. In addition to base rent, monthly rental payments include the Company’s proportionate share of operating expenses. The lease terms provide for one five-year extension term with base rent calculated on a discounted then-market rate. Pursuant to the Hit Discovery divestiture, the Company’s Branford, CT lease was assigned to and assumed by Valo Health. Valo Health will pay the landlord rental amounts due under the lease including minimum lease payments of $0.8 million and $0.8 million for the years ended December 31, 2022 and 2023, respectively. The Company remains jointly and severally liable for the remaining lease payments under the lease. In the event Valo Health does not make payments under the lease, the Company would be expected to pursue available remedies under the Asset Purchase Agreement (the “Agreement”) executed pursuant to the sale (see Note 17). During the year ended December 31, 2021, the Company recorded rent expense under the head lease of $0.8 million, offset by sublease income of $0.8 million, both of which are included as components of operating lease cost in the table below.

The components of operating lease expense for the year ended December 31, 2021 were as follows (in thousands):

YEAR ENDED DECEMBER 31, 2021
Operating lease cost	$1,983
Variable lease cost	752
$2,735

Supplemental cash flow information related to operating leases for the year ended December 31, 2021 was as follows (in thousands):

YEAR ENDED DECEMBER 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$2,193

Future minimum lease payments under noncancelable leases as of December 31, 2021 were as follows (in thousands):

OPERATING LEASES
2022	$5,321
2023	5,427
2024	4,676
2025	4,816
2026	4,920
Thereafter	23,166
Total lease payments	48,326
Present value adjustment	(15,584)
Present value of operating lease liabilities	$32,742

As of December 31, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 8.7% over a weighted-average remaining lease term of 9.1 years.

Prior to the adoption of Topic 842 effective January 1, 2021, the Company accounted for its leases under the guidance of ASC 840 as operating leases and recorded rent expense on a straight-line basis accounting for the amortization of tenant improvement allowances and deferred rent credits as reductions to rent expense.

During the year ended December 31, 2020, the Company recognized rent expense of approximately $2.3 million under the previous lease guidance.

The deferred rent liability recorded on the Company’s consolidated balance sheet as of December 31, 2020 included the cumulative difference between actual facility lease payments and lease expense recognized ratably over the operating lease period. Deferred rent was $1.4 million as of December 31, 2020.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Manufacturing and clinical accruals	$11,001	$16,847
Employee compensation	8,508	6,834
Professional and consulting services	971	1,008
Other research and development related accruals	3,804	1,443
Other current liabilities	1,464	972
	$25,748	$27,104

Note 9—Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2021 and 2020, the Company had not incurred any costs for the above guarantees and indemnities.

Note 10—Restructuring Charges

In January 2019, the Company undertook an organization realignment to reduce the Company’s cost base and simplify its business goals to focus on a wholly owned pipeline. To achieve this cost reduction, the Company reduced its headcount by approximately 40%. The total restructuring charges incurred of $5.4 million were comprised of termination benefits including expenses for severance, health benefits and outplacement services. There were no restructuring activities during the twelve months ended December 31, 2021.

The following table summarizes the restructuring activity during the year ended December 31, 2020 (in thousands):

ACCRUED RESTRUCTURING COSTS
Balance at December 31, 2019	$325
Restructuring costs incurred	63
Termination benefits paid	(388)
Balance at December 31, 2020	$—

Note 11—Redeemable Convertible and Convertible Preferred Stock and Stockholders’ Equity

Preferred Stock

Upon the closing of the IPO, all of the outstanding shares of Preferred Stock were automatically converted into 20,349,223 shares of common stock. In addition, the Company filed the Second Amended Certificate of Incorporation to authorize 10,000,000 shares of preferred stock which were designated as undesignated preferred stock. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.

Common Stock

As of December 31, 2021 and 2020, the Company’s Second Amended Certificate of Incorporation authorized the Company to issue 150,000,000 shares of $0.001 par value common stock of which, 147,494,175 are designated as voting common stock and 2,505,825 are designated as non-voting common stock.

As of December 31, 2021 and 2020, pursuant to the Second Amended Certificate of Incorporation, the holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation.

Common Stock Reserved for Future Issuances

The Company has reserved for future issuance the following number of shares of common stock:

	DECEMBER 31,
	2021	2020
For exercise of stock options under the 2019 Stock Incentive Plan	3,785,951	4,035,285
For exercise of stock options under the 2020 Stock Option and Incentive Plan	2,156,618	906,252
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	817,704	42,100
For future issuance under the 2020 Stock Option and Incentive Plan	2,568,349	2,569,317
For future issuance under the 2020 Employee Stock Purchase Plan	840,032	367,545
	10,168,654	7,920,499

Equity-Classified Warrants

In March 2020, warrants to purchase of 297,241 shares of common stock at a price of $0.04 per share were exercised by an investor.

Note 12—Equity-Based Compensation

2012 Equity Incentive Plan

The Company adopted the 2012 Equity Incentive Plan, as Amended and Restated, in August 2012 (the “2012 Plan”). The 2012 Plan is administered by the board of directors, who has the power and authority to determine the terms of the awards. Prior to the IPO, the vested and unvested shares of enterprise junior stock were governed by the terms of the 2012 Plan.

In connection with the closing of the IPO, all vested and unvested shares of enterprise junior stock were automatically converted at the applicable conversion ratio into shares of common stock and restricted common stock, respectively. The restricted common stock will continue to be governed by the terms of the 2012 Plan. To the extent any unvested shares are forfeited, cancelled or are otherwise terminated by the Company related to any outstanding grants, the related shares that are reserved under the 2012 Plan are automatically retired. No additional awards will be granted under the 2012 Plan.

2019 Stock Incentive Plan

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

2020 Stock Option and Incentive Plan

The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The 2020 Plan replaced the Company’s 2019 Plan. The 2020 Plan provides for the granting of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other equity-based awards. The number of shares initially reserved under the 2020 Plan was 3,436,632 shares of the Company’s common stock (“Initial Limit”), which included 1,231,361 shares of common stock that remained available for issuance under the 2019 Plan as of June 17, 2020. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee (“Annual Increase”). On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,892,009 shares as a result of the automatic increase provision of the 2020 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 Plan and the 2019 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. The maximum number of shares of common stock that may be issued as incentive stock options in any one calendar year period may not exceed the Initial Limit cumulatively increased on January 1, 2021 and on each January 1 thereafter by the lesser of the Annual Increase for such year or 3,436,632 shares of common stock. As of December 31, 2021, there were 2,568,349 shares available for future issuance under the 2020 Plan, which includes 227,553 shares related to unexercised stock options that were forfeited under the 2019 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors on May 14, 2020 and by the Company’s stockholders on June 12, 2020, which became effective on June 17, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 367,545 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2021 and ending on January 1, 2030, by the lesser of 735,090 shares of common stock, 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2021, the number of shares of common stock available for issuance under the ESPP increased by 472,487 shares as a result of the automatic increase provision of the ESPP. As of December 31, 2021, no shares have been issued under the ESPP and as such, 840,032 shares remained available for issuance.

Enterprise Junior Stock

Upon the closing of the IPO, 2,660,870 and 161,111 shares of vested and unvested enterprise junior stock, respectively, were automatically converted into an aggregate of 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively. The restricted common stock were issued with the same vesting terms as the unvested enterprise junior stock held immediately prior to the IPO. No shares of enterprise junior stock were authorized, issued or outstanding as of December 31, 2021 and 2020.

Stock Options

Stock options granted by the Company under the 2019 and 2020 Plans typically vest over a four-year period, contingent upon continued service with the Company and have a ten-year contractual term. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,941,537	$8.62	9.1	$130,802
Granted	1,410,920	$34.30
Exercised	(102,818)	$5.15
Forfeited	(307,070)	$21.29
Outstanding as of December 31, 2021	5,942,569	$14.12	8.1	$33,891
Exercisable as of December 31, 2021	2,457,025	$8.22	7.6	$18,426
Vested and expected to vest as of December 31, 2021	5,942,569	$14.12	8.1	$33,891

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $23.03 and $6.93, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $2.9 million and $1.6 million, respectively.

As of December 31, 2021, there was approximately $36.0 million of unrecognized equity-based compensation expense related to the stock options that is expected to be recognized over a weighted-average period of approximately 2.4 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options granted, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2021	2020
Risk-free interest rate	0.97%	1.09%
Expected term (in years)	6.0	6.0
Expected volatility	77.9%	74.8%
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$34.30	$10.60

Restricted Stock Units

Restricted stock units granted under the 2020 Plan typically vest over a four-year period, contingent upon continued service with the Company.

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE

Unvested as of December 31, 2020	42,100	$42.26
Granted	848,507	$33.38
Vested	(13,523)	$43.02
Forfeited	(59,380)	$38.45
Unvested as of December 31, 2021	817,704	$33.31

The aggregate fair value of restricted stock units that vested during the year ended December 31, 2021 was $0.6 million. The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2020 was $42.26.

As of December 31, 2021, there was approximately $18.8 million of unrecognized equity-based compensation expense related to the restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and unvested as of December 31, 2020	51,546	$7.44
Issued	—	$—
Vested	(33,212)	$8.76
Forfeited	(5,216)	$7.10
Issued and unvested as of December 31, 2021	13,118	$4.11

The aggregate fair value of the restricted common stock that vested during the years ended December 31, 2021 and 2020 was $0.3 million and $0.3 million, respectively.

As of December 31, 2021, there was approximately $0.1 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of approximately 0.8 years.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$9,096	$2,247
General and administrative	13,467	4,712
	$22,563	$6,959
Enterprise junior stock	$—	$365
Restricted stock units	8,843	147
Restricted common stock	262	373
Stock options	13,458	6,074
	$22,563	$6,959

Note 13—Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	YEAR ENDED DECEMBER 31,
	2021	2020
Stock options	5,942,569	4,941,537
Restricted common stock	13,118	51,546
Restricted stock units	817,704	42,100

Note 14—Income Taxes

For the year ended December 31, 2021, the Company recorded a $0.2 million tax expense primarily associated with changes in estimates of taxable income from the amount originally calculated in the prior year's financial statements to the finalized amounts reported in the filed tax returns completed during the year, which impacted income tax refunds eligible to be reported on the carryback claims filed during the year. For the year ended December 31, 2020, the Company recorded a $29.7 million tax benefit primarily associated with US federal income tax refunds from the carryback of the taxable losses reported in 2020 and prior years as a result of the March 27, 2020 enactment of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). A summary of the income tax expense (benefit) is as follows (in thousands):

	DECEMBER 31,
	2021	2020
Current:
Federal	$102	$(29,748)
State	52	29
Deferred:
Federal	—	—
State	—	—
Total tax expense (benefit)	$154	$(29,719)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in the consolidated statements of operations and comprehensive loss is as follows:

	DECEMBER 31,
	2021	2020
Income tax computed at federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.8)%	(4.9)%
Federal research credits	(4.2)%	(3.4)%
State research credits	(0.1)%	(0.8)%
Equity compensation	1.1%	1.0%
Other	0.6%	0.0%
Permanent differences	0.0%	0.5%
CARES Act tax rate differential	0.1%	(14.4)%
Valuation allowance	28.4%	13.3%
Effective tax rate	0.1%	(29.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2021	2020
Net operating loss carryforwards	$49,244	$11,036
Research and development credits	44,385	37,107
Capitalized expenses	2,976	3,202
Equity based compensation	3,660	—
Accrued expenses and other	1,802	2,138
Lease liability	6,064	—
Depreciation	256	41
Deferred tax asset subtotal	108,387	53,524
Less: Lease assets	(5,768)	—
Less: Valuation allowance	(102,619)	(53,524)
Deferred tax assets after valuation allowance	—	—
Depreciation	—	—
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had Federal and State NOL carryforwards of approximately $150.6 million and $282.0 million, respectively. As of December 31, 2020, the Company had State NOL carryforwards of approximately $169.3 million. The Federal NOL carryforwards do not expire but the State NOL carryforwards expire at various dates through 2041. As of December 31, 2021, the Company had Federal and State research and development tax credit carryforwards of approximately $40.7 million and $4.7 million, respectively, which expire at various dates through 2041. As of December 31, 2020, the Company had Federal and State research and development tax credit carryforwards of approximately $33.4 million and $4.7 million, respectively, which expire at various dates through 2040.

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $102.6 million and $53.5 million at December 31, 2021 and December 31, 2020, respectively. The valuation allowance increased by $49.1 million during the year ended December 31, 2021, primarily as a result of the increase in net operating loss carryforwards generated in the current year.

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

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2021 and 2020, the Company had zero unrecognized tax benefits. The Company did not record any interest and penalties for the unrecognized tax benefits for the years ended December 31, 2021 and 2020.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. The Company did not have any foreign operations during the years ended December 31, 2021 and 2020. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is generally closed for tax years prior to 2017 although carryforward attributes generated in years prior may still be adjusted upon examination to the extent utilized in a future period. The IRS has notified the Company of an examination of the 2019 and 2020 CARES Act carryback claims in accordance with the IRS statute regarding refund claims in excess of $5.0 million. The Company does not anticipate any material adjustments to the refund claims.

Note 15—Collaboration Agreements

Celgene License Agreement

The Company entered into various collaboration agreements with Celgene Corporation (“Celgene”), now Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), to engage in the performance of research and development activities with respect to discovering, developing, and commercializing drug candidates for potential treatment of human diseases and conditions. In December 2018, the Company and Celgene mutually agreed to terminate all of their existing contracts, including all partially satisfied and unsatisfied obligations under such agreements. Concurrently, the Company and Celgene entered into a (i) worldwide license agreement for FT-1101 for which Celgene had a license under one of its agreements prior to the termination, and (ii) a worldwide license for USP30 being developed under the same terminated agreement which was not previously licensed prior to the termination. Under the license agreements, consideration was paid by Celgene to the Company for the license rights and for transition and transfer activities associated with such licenses. All consideration was received and transition and transfer activities were completed by the Company in December 2019. The Company is eligible to receive payments of up to $30.0 million in development milestones, $150.0 million in regulatory milestones and $75.0 million in commercial milestones if such milestones are achieved under the license agreements. The first eligible milestone for FT-1101 is payable upon the first patient dosed with the first licensed product comprising FT-1101 in a Phase III clinical trial. The first eligible milestone for USP30 is payable upon achievement of regulatory approval for the first licensed product comprising USP30 for first indication. Additionally, the Company is eligible to receive single-digit sales-based royalties on net sales of licensed products under the license agreements. In May 2021, the Company received written notice from Bristol-Myers Squibb of their termination of the license agreement related to FT-1011 for which the Company was eligible to receive an aggregate of $205.0 million in milestone payments.

The Company accounts for the arrangement in accordance with Topic 606. The Company satisfied its performance obligations under the arrangement in December 2019 and there are no ongoing service obligations of the Company to Bristol-Myers Squibb. The remaining consideration related to the development, regulatory and commercial milestones is fully constrained as the achievement of such milestones is outside of the Company’s control and it is probable that a significant reversal of revenue could occur. As the milestones are achieved by Bristol-Myers Squibb, the related consideration will be unconstrained and recognized as revenue as a cumulative catch-up adjustment. Further, the Company accounts for the sales-based royalties consistent with the sales- and usage-based royalty guidance when (or as) such amounts are earned. During the years ended December 31, 2021 and 2020, no revenue was recognized under the arrangement as none of the milestones or royalties were achieved.

Other Collaboration Agreements

The Company has a license agreement with Boehringer Ingelheim (“BI”) for which it is eligible to receive certain development and commercialization milestone payments based on progress achieved by BI for certain research, clinical, regulatory and commercial milestones. In July 2021, the Company received written notice from BI of their termination of one of the licensed programs under the license agreement. With respect to the license agreement, all performance obligations related to the research services have been completed and all consideration related to the milestone payments are fully constrained. As the achievement of the milestones are outside of the Company’s control, it is not probable that a significant reversal of revenue would not occur. Therefore, as there are no ongoing service obligations and the milestones remain constrained, the Company will recognize revenue under the license agreement when a milestone is achieved by BI. During the years ended December 31, 2021 and 2020, no revenue was recognized under the arrangement as none of the milestones were achieved.

In November 2010, the Company entered into an arrangement with a partner to deliver a compound library. Included in the arrangement were certain options to exclusive licenses for a defined number of library compounds. The Company determined the options represented material rights as they were exercisable for no additional consideration. The Company concluded the contract term was ten years at which point, the options expire. The Company completed the service obligations in January 2012 and, as of December 31, 2019, no options had been exercised. As of December 31, 2019, the Company had $1.2 million of deferred revenue related to the options. Pursuant to the Hit Discovery divestiture, the contract was assigned to and assumed by Valo Health and therefore the Company’s obligation relative to the options were released and assumed by Valo Health (see Note 17).

Summary of Contract Assets and Liabilities

The following table presents changes in the Company’s balances of contract liabilities (in thousands):

	BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	END OF PERIOD
Year Ended December 31, 2020
Deferred revenue	$1,239	$—	$1,239	$—
Deferred revenue, noncurrent	$—	$—	$—	$—

For the years ended December 31, 2021 and 2020, the Company recognized no revenue.

The Company had no contract asset balances as of and for the years ended December 31, 2021 and 2020.

Note 16—401(k) Savings Plan

The Company maintains a defined contribution savings plan covering all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. As of April 2012, by approval of the Company’s board of directors, the Company contributes to the plan in an amount equal to 100% of employee contributions up to a maximum of 6% of the employee’s base salary. The Company’s contributions to the plan for the years ending December 31, 2021 and 2020 were $1.4 million and $1.1 million, respectively.

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

The Company concluded the fair value of the equity interest received in Valo Health was equal to $10.0 million and is recorded in other assets on the Company’s consolidated balance sheets. No gain or loss was recorded by the Company in connection with the closing of Valo Health’s next equity financing round as the carrying value of the Equity Consideration immediately prior to the closing was equal to the fair value of the equity interest that was received in Valo Health as part of the equity financing.

As the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for the equity interest received in Valo Health by applying the measurement alternative under ASC 321. As of December 31, 2021 and 2020, no impairments, nor any upward or downward adjustments have been recognized on the equity interest in Valo Health as a result of the application of the measurement alternative as there have been no observable price changes.

Note 18—Subsequent Events

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

4.4

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-39333) filed on March 30, 2021).

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

10.3#*	Amended and Restated Non-Employee Director Compensation Policy.

10.4#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.5#	2020 Employee Stock Purchase Plan (incorporated by reference Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

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

10.8#	Form of Amended and Restated Employment Agreement (incorporated by reference Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-238783) filed on June 15, 2020).

10.9†

Collaboration and License Agreement by and between Forma Therapeutics, Inc. and Boehringer Ingelheim International GmbH, dated December 21, 2011 (incorporated by reference Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.10†

License Agreement by and among the Registrant, Forma Therapeutics, Inc. and Celgene Alpine Investment Company II, LLC, dated December 28, 2018 (incorporated by reference Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.11†

License Agreement, by and among the Registrant, Forma Therapeutics, Inc. and Celgene Alpine Investment Company II, LLC, dated December 28, 2018 (incorporated by reference Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.12†

Asset Purchase Agreement, by and between Forma Therapeutics, Inc., Integral Health, Inc. and, solely for certain Sections, Integral Health Holdings, LLC, dated March 16, 2020 (incorporated by reference Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

10.13*	Lease Agreement by and between ARE-MA Region No. 75, LLC, and the Registrant, dated as of November 23, 2021.

21.1	Subsidiaries of the Registrant (incorporated by reference Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-238783) filed on May 29, 2020).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

Forma Therapeutics Holdings, Inc.

Date: March 1, 2022	By:	/s/ Frank D. Lee
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 1, 2022.

Name	Title	Date

/s/ Frank D. Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Frank D. Lee

/s/ Todd Shegog	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Todd Shegog

/s/ Timothy P. Clackson	Director	March 1, 2022
Timothy P. Clackson, Ph. D.

/s/ Marsha Fanucci	Director	March 1, 2022
Marsha Fanucci

/s/ Wayne A. I. Frederick	Director	March 1, 2022
Wayne A. I. Frederick, M.D.

/s/ Peter Kolchinsky	Director	March 1, 2022
Peter Kolchinsky, Ph. D.

/s/ Arturo Molina	Director	March 1, 2022
Arturo Molina, M.D.

/s/ Thomas Wiggans	Director	March 1, 2022
Thomas Wiggans

/s/ Peter Wirth	Director	March 1, 2022
Peter Wirth, J.D.

/s/ Selwyn M. Vickers	Director	March 1, 2022
Selwyn M. Vickers, M.D.