Form 10-Q
period 2022-03-31
Forma Therapeutics Holdings, Inc.
filed 2022-05-06
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 28, 2022, the registrant had 47,804,697 shares of common stock, $0.001 par value per share, outstanding.

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

∎	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
∎	Rare hematologic diseases may have relatively low prevalence and it may be difficult to identify patients with the driver of the disease, which may lead to delays in enrollment for our trials.
∎

Business interruptions resulting from the COVID-19 global pandemic or similar public health crises could cause a disruption to the development to our product candidates and adversely impact our business.

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

∎	the initiation of any clinical trials of etavopivat and FT-7051 and any other product candidates;

∎	our need to raise additional funding before we can expect to generate any revenues from product sales;

∎	our ability to conduct successful clinical trials or obtain regulatory approval for etavopivat and FT-7051 or any other product candidates that we may identify or develop;

∎	our heavy dependence upon the success of our research to generate and advance additional product candidates;

∎	our ability to establish an adequate safety and efficacy profile for etavopivat, FT-7051 or any other product candidates that we may pursue;

∎	the implementation of our strategic plans for our business, any product candidates we may develop and any companion diagnostics;

∎	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates any companion diagnostics;

∎	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

∎	our expectations related to estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

∎	our ability to maintain and establish partnerships and collaborations;

∎	the notice of termination of certain and potential benefits from the remaining licenses to Boehringer Ingelheim International GmbH and Celgene Corporation, now Bristol-Myers Squibb Company;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$74,415	$77,421
Short-term marketable securities	346,943	386,805
Income tax receivable	12,050	11,988
Prepaid expenses and other current assets	13,117	10,187
Total current assets	446,525	486,401
Property and equipment, net	13,550	13,927
Long-term marketable securities	19,985	26,047
Operating lease right-of-use asset	21,620	22,074
Other assets	12,817	12,612
Total assets	$514,497	$561,061
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,044	$4,145
Accrued expenses and other current liabilities	19,091	25,748
Operating lease liability	5,112	5,125
Income tax payable	90	70
Total current liabilities	26,337	35,088
Operating lease liability, noncurrent	26,967	27,617
Total liabilities	53,304	62,705
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 47,771,388 and 47,411,356 shares issued at March 31, 2022 and December 31, 2021, respectively; 47,762,683 and 47,398,238 shares outstanding at March 31, 2022 and December 31, 2021, respectively	47	47
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	735,678	728,683
Accumulated deficit	(274,532)	(230,374)
Total stockholders’ equity	461,193	498,356
Total liabilities and stockholders’ equity	$514,497	$561,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$—	$—
Operating expenses:
Research and development	31,273	26,343
General and administrative	13,136	9,867
Total operating expenses	44,409	36,210
Loss from operations	(44,409)	(36,210)
Other income:
Interest income	289	262
Other expense, net	(35)	(4)
Total other income, net	254	258
Loss before taxes	(44,155)	(35,952)
Income tax expense	3	8
Net loss and comprehensive loss	$(44,158)	$(35,960)
Net loss allocable to shares of common stock, basic and diluted	$(44,158)	$(35,960)
Net loss per share of common stock, basic and diluted	$(0.93)	$(0.76)
Weighted-average shares of common stock outstanding, basic and diluted	47,561,631	47,295,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	47,248,685	$47	$705,607	$(57,410)	$648,244
Exercise of options to purchase common stock	68,389	—	333	—	333
Vesting of restricted common stock	11,501	—	—	—	—
Equity-based compensation	—	—	3,848	—	3,848
Net loss and comprehensive loss	—	—	—	(35,960)	(35,960)
Balance at March 31, 2021	47,328,575	$47	$709,788	$(93,370)	$616,465

Balance at December 31, 2021	47,398,238	$47	$728,683	$(230,374)	$498,356
Exercise of options to purchase common stock	131,788	—	741	—	741
Vesting of restricted common stock	4,413	—	—	—	—
Vesting of restricted stock units	228,244	—	—	—	—
Equity-based compensation	—	—	6,254	—	6,254
Net loss and comprehensive loss	—	—	—	(44,158)	(44,158)
Balance at March 31, 2022	47,762,683	$47	$735,678	$(274,532)	$461,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(44,158)	$(35,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	183
Non-cash operating lease expense	261	375
Equity-based compensation	6,254	3,848
(Accretion) amortization of marketable securities	(2)	377
Changes in operating assets and liabilities:
(Increase) decrease in income taxes receivable	(62)	207
(Increase) in prepaid expenses and other current assets	(2,930)	(1,954)
(Increase) in other assets	—	(2,555)
(Decrease) in accounts payable	(2,138)	(1,368)
(Decrease) in accrued expenses and other current liabilities	(6,708)	(3,990)
Increase in income taxes payable	20	73
(Decrease) in operating lease liability	(470)	(473)
Net cash used in operating activities	(49,295)	(41,237)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(148,905)	(257,868)
Proceeds from maturity and redemption of marketable securities	194,831	114,500
Purchases of property and equipment	(261)	(83)
Net cash provided by (used in) investing activities	45,665	(143,451)
Cash flows from financing activities
Proceeds from exercise of options to purchase common stock	741	333
Payment of public offering costs	(79)	(500)
Net cash provided by (used in) financing activities	662	(167)
Net decrease in cash, cash equivalents and restricted cash	(2,968)	(184,855)
Cash, cash equivalents and restricted cash, beginning of the period	79,538	285,159
Cash, cash equivalents and restricted cash, end of the period	$76,570	$100,304
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of Topic 842	$—	$7,478
Public offering costs included in accounts payable and accrued expenses	$111	$—

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

On June 23, 2020, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 15,964,704 shares of its common stock at a public offering price of $20.00 per share, resulting in net proceeds of $293.3 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of preferred stock automatically converted into 20,349,223 shares of common stock; all issued shares of enterprise junior stock automatically converted into 2,124,845 and 103,007 shares of common stock and restricted common stock, respectively; and all outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase an aggregate of 70,133 shares of common stock with an exercise price of $5.13 per share.

On December 15, 2020, the Company completed a follow-on public offering in which the Company issued and sold 6,095,000 shares of its common stock at a public offering price of $45.25 per share, resulting in net proceeds of $258.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On July 26, 2021, the Company filed a Registration Statement on Form S-3 with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174), as amended by Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 on Form S-3 filed on March 1, 2022, in relation to the registration of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof (the “2021 Shelf”). The Company also simultaneously entered into a Sales Agreement ("Sales Agreement") with SVB Leerink LLC (the "Sales Agent") to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, with $150.0 million of common stock currently registered under the 2021 Shelf, and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any sales of its common stock under the Sales Agreement.

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

The Company has determined that its cash, cash equivalents and marketable securities of $441.3 million as of March 31, 2022 will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during the three months ended March 31, 2022. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

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

Significant Accounting Policies
These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The financial data and other information contained in the notes thereto as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The carrying amounts of the Company’s cash equivalents approximate their fair value due to their short-term nature.

Amounts in restricted cash consist of letters of credit and a security deposit to secure the Company’s facilities. Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of March 31, 2022 and 2021 to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$74,415	$97,834
Restricted cash	2,155	2,470
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$76,570	$100,304

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, ASU No. 2020-02 and ASU No. 2022-02 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Although earlier adoption is permitted, the Company plans to adopt ASU 2016-13 on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

Note 3—Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	March 31, 2022	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$25,000	$—	$25,000	$—
Money market funds	45,736	45,736	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	39,927	—	39,927	—
U.S. Treasury securities	54,881	54,881	—	—
Commercial paper	217,008	—	217,008	—
Corporate debt securities	33,969	—	33,969	—
Assets—Long-term marketable securities
U.S. Treasury securities	19,665	19,665	—	—
Total	$436,186	$120,282	$315,904	$—

	Fair Value Measurements at the Reporting Date Using
	December 31, 2021	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$25,000	$—	$25,000	$—
Money market funds	49,957	49,957	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	40,022	—	40,022	—
U.S. Treasury securities	27,972	27,972	—	—
Commercial paper	268,472	—	268,472	—
Corporate debt securities	50,271	—	50,271	—
Assets—Long-term marketable securities
U.S. Government agency securities	1,991	—	1,991	—
U.S. Treasury securities	23,958	23,958	—	—
Total	$487,643	$101,887	$385,756	$—

During the three months ended March 31, 2022 and twelve months ended December 31, 2021 there were no transfers into or out of Level 3.

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

The Company’s investments by type consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$39,999	$—	$(72)	$39,927
U.S. Treasury securities	75,079	—	(533)	74,546
Commercial paper	217,695	—	(687)	217,008
Corporate debt securities	34,155	—	(186)	33,969
Total	$366,928	$—	$(1,478)	$365,450

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$42,032	$—	$(19)	$42,013
U.S. Treasury securities	52,048	—	(118)	51,930
Commercial paper	268,471	38	(37)	268,472
Corporate debt securities	50,301	—	(30)	50,271
Total	$412,852	$38	$(204)	$412,686

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the condensed consolidated financial statements.

As of March 31, 2022 and December 31, 2021, the Company held 52 and 34 investments, respectively, in an unrealized loss position with an aggregate fair value of $365.5 million and $219.3 million, respectively. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these investments to be primarily attributable to economic and market conditions. The aggregate of individual unrealized losses as of March 31, 2022 and December 31, 2021 was not significant.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Manufacturing and clinical prepaid expenses	$7,451	$5,559
Other prepaid expenses	3,967	3,549
Other non-trade receivables	1,699	1,079
Total	$13,117	$10,187

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer and office equipment	$1,676	$1,593
Software	388	388
Lab equipment	1,899	1,906
Furniture and fixtures	1,301	1,248
Leasehold improvements	13,413	13,386
Construction in process	108	175
Total	18,785	18,696
Less: Accumulated depreciation	(5,235)	(4,769)
Total	$13,550	$13,927

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2022 and 2021 totaled $0.6 million and $0.2 million, respectively.

Note 7—Leases

In January 2022, the Company entered into a lease for office space in Burlingame, CA (the “Chapin Avenue Lease”). The Chapin Avenue Lease is subject to base rent of $0.1 million per month, plus the Company's ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3.0% annual increase over the 4-year, 4-month lease term. The Company is not obligated to pay base rent for the first four months following lease commencement. In addition, the Chapin Avenue Lease provides an extension option for one additional three-year term at then-market rates. The Company paid first month’s rent of $0.1 million upon execution of the Chapin Avenue Lease agreement and a security deposit of $0.1 million, which are classified in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet, respectively. No further rent or operating expenses are owed until the Company takes occupancy at the contractual commencement date, which is currently anticipated to be in late June 2022. Upon the accounting commencement date, which is expected to coincide with the date the Company takes occupancy of the premises, the Company will assess the classification of the Chapin Avenue Lease and measure the associated lease liability and right-of-use asset that will be recognized. Additionally, the prepaid rent will be reclassified as an increase in the right-of-use asset.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Manufacturing and clinical accruals	$9,382	$11,001
Employee compensation	4,503	8,508
Other research and development related accruals	2,867	3,804
Professional and consulting services	1,144	971
Other current liabilities	1,195	1,464
Total	$19,091	$25,748

Note 9—Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2022 and December 31, 2021, the Company had not incurred any costs for the above guarantees and indemnities.

Note 10—Stockholders’ Equity

Common Stock Reserved for Future Issuances

As of March 31, 2022, the Company had reserved for future issuance the following number of shares of common stock:

Number of Shares Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	3,645,709
For exercise of stock options under the 2020 Stock Option and Incentive Plan	2,995,875
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	1,618,779
For future issuance under the 2020 Stock Option and Incentive Plan	2,604,681
For future issuance under the 2020 Employee Stock Purchase Plan	1,314,014
Total	12,179,058

Note 11—Equity-Based Compensation

2020 Stock Option and Incentive Plan

The Company grants stock-based awards under the 2020 Stock Option and Incentive Plan (the “2020 Plan”). The Company also has stock options and restricted common stock outstanding under the 2019 Stock Incentive Plan (the “2019 Plan”) and 2012 Equity Incentive Plan, as Amended and Restated, (the “2012 Plan”) respectively, but is no longer granting awards under such plans. All shares of common stock underlying any awards that are forfeited, cancelled, expired, repurchased, or otherwise terminated under the 2020 and 2019 Plans are added back to the shares of common stock available for issuance under the 2020 Plan, while all unvested shares under the 2012 Plan that are forfeited, cancelled or are otherwise terminated that are reserved under the 2012 Plan are automatically retired. On January 1, 2022, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,896,454 shares as a result of the automatic increase provision of the 2020 Plan. As of March 31, 2022, there were 2,604,681 shares available for future issuance under the 2020 Plan.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,711	$1,455
General and administrative	3,543	2,393
Total	$6,254	$3,848

Restricted common stock	$25	$100
Restricted stock units	2,549	1,050
Stock options	3,680	2,698
Total	$6,254	$3,848

Stock Options

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	Number of Shares	Weighted Average Exercise Price Per share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,942,569	$14.12	8.1	$33,891
Granted	881,690	10.08
Exercised	(131,788)	5.25
Forfeited	(50,887)	25.17
Outstanding as of March 31, 2022	6,641,584	$13.69	8.3	$14,696
Exercisable as of March 31, 2022	2,827,068	$10.87	7.7	$8,709
Vested and expected to vest as of March 31, 2022	6,641,584	$13.69	8.3	$14,696

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $6.98 and $25.68, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.7 million and $2.3 million, respectively.

As of March 31, 2022, there was approximately $38.0 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options presented on a weighted average basis:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.80%	0.94%
Expected term (in years)	6.1	6.1
Expected volatility	79.8%	78.0%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	817,704	$33.31
Granted	1,051,197	$9.92
Vested	(228,244)	$38.32
Forfeited	(21,878)	$22.80
Unvested as of March 31, 2022	1,618,779	$17.56

The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2022 was $8.8 million. The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2021 was $38.24 per share.

As of March 31, 2022, there was approximately $26.2 million of unrecognized equity-based compensation expense related to the restricted stock units that is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2021	13,118	$4.11
Vested	(4,413)	$5.98
Forfeited	—	$—
Issued and unvested as of March 31, 2022	8,705	$3.17

The aggregate fair value of restricted common stock that vested during the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

As of March 31, 2022, there was approximately $0.1 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of less than one year.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) became effective June 2020. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 473,982 shares as a result of the automatic increase provision of the ESPP. As of March 31, 2022, no shares have been issued under the ESPP and 1,314,014 shares remain available for issuance.

Note 12—Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options	6,641,584	5,856,426
Restricted common stock	8,705	37,966
Restricted stock units	1,618,779	630,160

Note 13—Income Taxes

Income taxes for the three months ended March 31, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three months ended March 31, 2022 and 2021, the Company recorded an insignificant income tax expense. The Company’s income tax expense for the three months ended March 31, 2022 and 2021 related to state tax expense generated against investment income.

Note 14—Equity Investment

The Company holds a preferred share equity investment in Valo Health, Inc. (“Valo Health”) which the Company received, among other consideration, in connection with the Company’s divesture of select hit discovery capabilities to Valo Health during the year ended December 31, 2020. As the preferred shares do not have a readily determinable fair value and the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for its equity investment in Valo Health by applying the measurement alternative under ASC 321, Equity Securities (“ASC 321”). As of March 31, 2022, no impairments, nor any upward or downward adjustments have been recognized on the equity investment in Valo Health as there have been no observable price changes. The carrying value of the Company’s equity investment in Valo Health, which is classified in other assets in the condensed consolidated balance sheets, was equal to $10.0 million as of March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. SCD, one of the most common single-gene disorders in the world, is a chronic hemolytic anemia that affects hemoglobin, the iron-containing protein in red blood cells, or RBCs, that delivers oxygen to cells throughout the body. SCD is often characterized by low hemoglobin levels, painful vaso-occlusive crises, or VOCs, progressive multi-organ damage and early death. Etavopivat is a potent activator of pyruvate kinase-R, or PKR, designed to improve RBC metabolism, function and survival, and potentially resulting in both increased hemoglobin levels and reduced VOCs. We have completed our evaluation of etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. Based on the results of the Phase I trial, we opened a global pivotal Phase II/III trial, which we refer to as the Hibiscus Study, in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. In June 2021, we announced initial data from our 12-week open-label extension, or OLE, cohort of our Phase I trial studying effects of the 400 mg of etavopivat once-daily on SCD patients and provided updated results in December 2021. We have initiated a Phase II trial in patients with either transfusion dependent SCD, transfusion dependent thalassemia, or non-transfusion dependent thalassemia. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for etavopivat in SCD patients. The European Medicines Agency has granted Orphan Drug designation to etavopivat for the treatment of SCD.

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

COVID-19 Pandemic

The ultimate extent of the ongoing impact of the COVID-19 global pandemic on our business, financial condition and results of operations is highly uncertain and will depend on future developments that cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic, the impact of new strains of COVID-19, the effectiveness, availability and utilization of vaccines, and actions taken by government authorities and businesses to contain or prevent the further spread of COVID-19. For instance, a recurrence of COVID-19 cases or the impact of new variants of the virus could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. If we or any of the third parties with whom we engage, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. To date, many clinical trials, including ours, have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. The ongoing COVID-19 pandemic has impacted patients’ visits to study sites for both our etavopivat and olutasidenib programs. We continue to work closely with our contract research organizations, or CROs, and the study sites to ensure patient safety and help facilitate study conduct. We will continue to monitor developments as we address the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. Our collaboration arrangements with Celgene Corporation were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene Corporation, now Bristol-Myers Squibb, for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. In May 2021 we received written notice from Bristol-Myers Squibb of their termination of the license agreement related to FT-1101. In July 2021 we received written notice from Boehringer Ingelheim of their termination of the license related to our protein modulator molecule. We expect revenue for the next several years will be derived primarily from milestone payments under our remaining license agreements with Bristol-Myers Squibb and Boehringer Ingelheim, if Bristol-Myers Squibb or Boehringer Ingelheim achieve certain specified commercial, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the three months ended March 31, 2022 and 2021.

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

	Three Months Ended March 31,
	2022	2021
Etavopivat	$8,638	$9,794
FT-7051	1,486	969
Olutasidenib	3,397	3,963
External predevelopment and unallocated expenses	2,232	2,531
Internal research and development expenses	15,520	9,086
Total	$31,273	$26,343

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
▪
the terms and timing of any additional partnership, collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
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

Interest Income

Interest income consists of interest generated from our cash, cash equivalents and marketable securities and amortization and accretion of purchase premiums and discounts associated with our investments.

Other Expense, Net

Other expense, net primarily consists of gains and losses recognized from the revaluation of foreign exchange rates due to timing of payments made on accounts payable.

Income Taxes

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. However, due to the full valuation allowance on our deferred tax assets, the net impact to our overall income tax expense is zero.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	($)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	31,273	26,343	4,930
General and administrative	13,136	9,867	3,269
Total operating expenses	44,409	36,210	8,199
Loss from operations	(44,409)	(36,210)	(8,199)
Other income:
Interest income	289	262	27
Other expense, net	(35)	(4)	(31)
Total other income, net	254	258	(4)
Loss before taxes	(44,155)	(35,952)	(8,203)
Income tax expense	3	8	(5)
Net loss	$(44,158)	$(35,960)	$(8,198)

Collaboration Revenue

There was no collaboration revenue for the three months ended March 31, 2022 and 2021.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	($)
Etavopivat	$8,638	$9,794	$(1,156)
FT-7051	1,486	969	517
Olutasidenib	3,397	3,963	(566)
External predevelopment and unallocated expenses	2,232	2,531	(299)
Internal research and development expenses	15,520	9,086	6,434
Total research and development expense	$31,273	$26,343	$4,930

Research and development expense increased by $4.9 million from $26.3 million for the three months ended March 31, 2021 to $31.3 million for the three months ended March 31, 2022.

The increase in research and development expense was primarily attributable to a $6.4 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs, an increase in equity-based compensation, and an increase of $0.5 million for FT-7051 program due to progression of our Phase I clinical trial, offset by a $0.3 million decrease in external predevelopment and unallocated expenses predominately related to the timing of investment in our preclinical programs, a $1.2 million decrease in etavopivat driven by contract manufacturing organization, or CMO, costs related to completion of registrational batches manufacturing, and a decrease of $0.6 million for olutasidenib as the studies advance toward completion.

General and Administrative Expense

General and administrative expense increased by approximately $3.3 million to $13.1 million for the three months ended March 31, 2022 from $9.9 million for the three months ended March 31, 2021.

The increase in general and administrative expense was primarily attributable to a $1.2 million increase in equity-based compensation, a $1.6 million increase in personnel-related costs due to executive and staff hiring, recruiting and relocation costs and a $0.5 million increase in other general and administrative costs.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of our initial public offering, or IPO, and follow-on public offering. From inception through March 31, 2022, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $441.3 million.

In addition, in July 2021, we entered into a Sales Agreement with SVB Leerink LLC to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, with $150.0 million of common stock currently registered under a Registration Statement on Form S-3 (as amended), and subject to the limitations thereof. As of the date of this Quarterly Report on Form 10-Q, we have not made any sales of our common stock under the Sales Agreement.

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with Bristol-Myers Squibb and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the three months ended March 31, 2022 we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(49,295)	$(41,237)
Investing activities	45,665	(143,451)
Financing activities	662	(167)
Net decrease in cash, cash equivalents and restricted cash	$(2,968)	$(184,855)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash used in operating activities increased by approximately $8.1 million from $41.2 million for the three months ended March 31, 2021 to $49.3 million for the three months ended March 31, 2022. The increase was primarily attributable to the increase in net loss incurred in the three months ended March 31, 2022.

Investing Activities

For the three months ended March 31, 2022, our net cash provided by investing activities was primarily attributable to proceeds of $194.8 million from the maturity and redemption of marketable securities, offset by purchases of held-to-maturity marketable securities of $148.9 million. For the three months ended March 31, 2021, our net cash used in investing activities was primarily attributable to purchases of held-to-maturity marketable securities of $257.9 million, offset by proceeds of $114.5 million from the maturity and redemption of marketable securities.

Financing Activities

For the three months ended March 31, 2022, our net cash provided by financing activities was attributable to proceeds of $0.7 million from the exercise of options to purchase common stock, offset by the payment of $0.1 million of public offering costs. For the three months ended March 31, 2021, our net cash used in financing activities was attributable to proceeds of $0.3 million from the exercise of options to purchase common stock, offset by the payment of $0.5 million of public offering costs.

Plan of Operation and Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical and clinical activities of our programs. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, which costs we might offset through entry into collaboration agreements with third parties. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows in the foreseeable future.

As of March 31, 2022, our cash, cash equivalents and marketable securities of $441.3 million will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
▪
the impact of any business interruptions to our operations or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic, a similar public health crisis or political or economic instability, such as global conflicts and inflation;
▪
the impact of political and economic instability to the costs of labor, raw materials and research and development; and
▪
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic, higher interest rates, diminished credit availability, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity offerings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially result in dilution to the holders of our common stock.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022, with the exception of those noted within Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q, such standards will not have a material impact on our unaudited condensed consolidated financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and marketable securities are primarily invested in U.S. Treasury securities, U.S. Government agency securities, corporate debt securities, commercial paper, repurchase agreements and money market funds. However, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor, raw materials and research and development. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The materials and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

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

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the ongoing coronavirus disease 2019, or COVID-19, global pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through March 31, 2022, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $441.3 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the three months ended March 31, 2022, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪
complete preclinical studies, initiate and complete clinical trials for product candidates;
▪
continue our registration-enabling, global pivotal Phase II/III clinical trial of etavopivat in SCD patients, which we refer to as the Hibiscus Study;
▪
proceed with our Phase II clinical trial of etavopivat in patients with either transfusion dependent SCD, transfusion dependent thalassemia, or non-transfusion dependent thalassemia;
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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated significant research collaboration revenue, we have not generated any commercial revenue from our current product candidates, including our lead product candidate, etavopivat, and our other product candidate, FT-7051, and we do not know and do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue unless and until we complete the development of, obtain marketing approval for, and begin to sell, etavopivat, which is currently being evaluated in a Phase II/III trial and a Phase II trial, or FT-7051, which is also currently being evaluated in a Phase I clinical trial. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic, higher interest rates, diminished credit availability and global political and economic instability, have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of the current or future product candidates in our lead program in SCD, of which our lead product candidate, etavopivat, is in a Phase II/III clinical development for SCD and a Phase II clinical development for transfusion dependent SCD, transfusion dependent thalassemia, and non-transfusion dependent thalassemia . Etavopivat will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, FT-7051, is in Phase I development for the treatment of mCRPC. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The ongoing global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccination mandates and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information concerning the severity of the COVID-19 pandemic, the impact of new strains of COVID-19, such as Delta and Omicron, the effectiveness, availability and utilization of vaccines and boosters, the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A rise in the number of COVID-19 cases, including as a result of new variants of the virus, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, our ability to enroll patients in clinical trials has been impacted and we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. The COVID-19 pandemic may also affect employees of third-party CROs or contract manufacturing organizations, or CMOs, located in affected geographies that we rely upon to carry out our clinical trials. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Further, our current or future product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our current or future product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

We have been pursuing accelerated approval for etavopivat and may seek accelerated approval of our other current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and provides a meaningful therapeutic benefit to patients over existing treatments. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. It is possible that the FDA may determine that our product candidate is not eligible for accelerated approval or that accelerated approval is not warranted. Moreover, FDA may revise how it implements accelerated approval. Based on ongoing feedback from the FDA, although accelerated approval is still an available regulatory pathway for etavopivat for the treatment of SCD, we will need to provide additional information to support hemoglobin response as a surrogate endpoint eligible for accelerated approval for etavopivat. We plan to continue to seek accelerated approval for etavopivat utilizing hemoglobin response rates as a surrogate endpoint by providing additional data to support that hemoglobin response rates predict for a clinical benefit. If we are delayed or not successful in establishing eligibility for accelerated approval with the FDA, or if the FDA determines accelerated approval is not warranted, our development timelines and costs associated with etavopivat may be materially increased.

As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trial(s) to confirm clinical benefit. Any confirmatory trial must be completed with due diligence. In addition, the FDA requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do reach agreement with the FDA that etavopivat is eligible for accelerated approval, we may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused on our programs, including our lead product candidate, etavopivat, for the treatment of SCD and of transfusion dependent SCD, transfusion dependent thalassemia, and non-transfusion dependent thalassemia and our other product candidate, FT-7051, for the treatment of mCRPC. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Specifically, there are a large number of companies developing or marketing treatments for rare hematologic diseases and cancers, including many major pharmaceutical and biotechnology companies. If etavopivat receives marketing approval for the treatment of SCD, it may face competition from other product candidates in development for these indications, including product candidates in development from bluebird bio, Inc., EpiDestiny, Inc., Novo Nordisk A/S, Sangamo Therapeutics Inc., Bioverativ Inc. (now Sanofi S.A.), Fulcrum Therapeutics, Inc., Editas Medicine Inc., Graphite Bio, Inc., Global Blood Therapeutics, Inc., Merck & Co., Inc., Bristol-Myers Squibb Company, Novartis AG, Agios

Pharmaceuticals, Inc., or Agios, Imara Inc., Aruvant Sciences, Inc., Vertex Pharmaceuticals Incorporated, or CRISPR Therapeutics AG. Further, if FT-7051 receives marketing approval for the treatment of mCRPC, it may face competition from CellCentric, Ltd., Genentech, Inc. and Constellation Pharmaceuticals, Inc.

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

Our ability to commercialize any current or future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for these current or future product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For further discussion third-party coverage and reimbursement, see the section of our Annual Report on Form 10-K entitled “Business—Government Regulation—Third-Party Payor Coverage and Reimbursement.”

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For further discussion on the impact of healthcare reform on the company, see the section of our Annual Report on Form 10-K entitled “Business—Government Regulation—Healthcare Reform.”

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. See the section of our Annual Report on Form 10-K entitled “Business—Government Regulation—Other Healthcare Laws and Regulations.”

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

Certain other state laws impose similar privacy obligations, and we also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current or future product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our current or future product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any of our clinical trials, and this could significantly delay commercialization and require significantly greater expenditures.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, drug product and drug substance used in our product candidates are limited in number, and the loss of any of these suppliers could significantly harm our business.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

We own patent applications related to our product candidates including our lead product candidate, etavopivat, and our other product candidate, FT-7051. The etavopivat compound is covered through at least March 2038 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in multiple jurisdictions including the U.S., Australia, the European Patent Office, China, Japan, and South Korea; and by patent applications pending in numerous jurisdictions including the U.S. and Canada. The FT-7051 compound is covered through at least June 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by our granted patents in the U.S., Europe and Japan, and by patent applications pending in numerous jurisdictions including the U.S., Japan, and the European Patent Office.

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

As of April 15, 2022, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included more than 20 patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, or in other countries. In addition, we may be subject to third-party submissions to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by showing an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

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

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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
▪
a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, including etavopivat, FT-7051, olutasidenib and FT-4101, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our current or future product candidates or proprietary technologies.

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

We are highly dependent on the research and development, clinical and business development expertise of Frank D. Lee, our President and Chief Executive Officer, Patrick Kelly, M.D., our SVP, Chief Medical Officer, Todd Shegog, our SVP, Chief Financial Officer, David N. Cook, Ph.D., our SVP, Chief Scientific Officer, Jeannette Potts, Ph.D, J.D., our SVP, General Counsel, Mary E. Wadlinger, our SVP, Corporate Affairs and Chief Human Resources Officer, John E. Bishop, Ph.D. our SPV, Chief Technology Officer, and Brian Lesser, our SVP, Commercial, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of April 15, 2022, we had 176 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the global outbreak of COVID-19 and the Russian invasion of Ukraine. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Furthermore, our stock price has declined and may further decline due in part to the volatility of the stock market and the general economic downturn.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had state NOLs of approximately $282.0 million and federal NOLs of approximately $150.6 million. The federal NOLs do not expire but the state NOLs expire if not utilized before 2041. In addition, we had federal and state research and development tax credit carryforwards of approximately $40.7 million and $5.1 million, respectively. Our ability to utilize these NOLs and tax credit carryforwards may be limited by any “ownership change” as described above that have occurred in prior years or that may occur in the future. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

On July 26, 2021, we filed a Registration Statement on Form S-3 with the SEC, which was automatically declared effective on July 26, 2021 (File No. 333-258174), as amended by Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 on Form S-3 filed on March 1, 2022, in relation to the registration of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, or the 2021 Shelf. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of our common stock from time to time in “at-the-market” offerings, with $150.0 million of common stock currently registered under the 2021 Shelf, and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. Sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. As of the date of this Quarterly Report on Form 10-Q, we have not made any sales of our common stock under the Sales Agreement. Sales under the Sales Agreement, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of March 31, 2022, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.3% of the voting power of our outstanding common stock as of March 31, 2022. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

As of January 1, 2022, we are no longer an "emerging growth company" or a "smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies are no longer available to us.

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, so effective as of January 1, 2022, we became a large accelerated filer. As a large accelerated filer, we no longer qualify as an emerging growth company or smaller reporting company and we are no longer able to avail ourselves of the reduced disclosure requirements available to smaller reporting companies.

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

In addition, as a large accelerated filer, we must comply with certain disclosure requirements that were not previously applicable to us as a smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. For our SEC filings on the periods following January 1, 2022, we are no longer able to rely on these reduced requirements.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly as we are no longer an emerging growth company or smaller reporting company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of its initial public offering; however, we can no longer take advantage of this legislation because we are not an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

FORMA THERAPEUTICS HOLDINGS, INC

Date: May 6, 2022	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)