Form 10-Q
period 2022-06-30
Forma Therapeutics Holdings, Inc.
filed 2022-08-05
CIK 1538927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes ☐ No ☒

As of August 1, 2022, the registrant had 47,852,557 shares of common stock, $0.001 par value per share, outstanding.

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

∎

We depend heavily on the success of our product candidates, etavopivat and FT-7051. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

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

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

∎

our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and any companion diagnostics;

∎	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

∎	our expectations related to estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

∎	our ability to maintain and establish partnerships and collaborations;

∎	the potential benefits from our licenses to Rigel Pharmaceuticals Inc., Boehringer Ingelheim International GmbH and Celgene Corporation, now Bristol-Myers Squibb Company;

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$75,136	$77,421
Short-term marketable securities	320,767	386,805
Income tax receivable	12,054	11,988
Prepaid expenses and other current assets	18,489	10,187
Total current assets	426,446	486,401
Property and equipment, net	13,635	13,927
Long-term marketable securities	—	26,047
Operating lease right-of-use asset	22,251	22,074
Other assets	12,837	12,612
Total assets	$475,169	$561,061
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,040	$4,145
Accrued expenses and other current liabilities	25,046	25,748
Operating lease liability	5,335	5,125
Income tax payable	43	70
Total current liabilities	33,464	35,088
Operating lease liability, noncurrent	27,213	27,617
Total liabilities	60,677	62,705
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 47,838,797 and 47,411,356 shares issued at June 30, 2022 and December 31, 2021, respectively; 47,834,542 and 47,398,238 shares outstanding at June 30, 2022 and December 31, 2021, respectively	47	47
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	741,555	728,683
Accumulated deficit	(327,110)	(230,374)
Total stockholders’ equity	414,492	498,356
Total liabilities and stockholders’ equity	$475,169	$561,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$—	$—	$—	$—
Operating expenses:
Research and development	39,059	31,587	70,332	57,930
General and administrative	13,939	12,471	27,075	22,338
Total operating expenses	52,998	44,058	97,407	80,268
Loss from operations	(52,998)	(44,058)	(97,407)	(80,268)
Other income:
Interest income	599	309	888	571
Other (expense) income, net	(192)	272	(227)	268
Total other income, net	407	581	661	839
Loss before taxes	(52,591)	(43,477)	(96,746)	(79,429)
Income tax (benefit) expense	(13)	108	(10)	116
Net loss and comprehensive loss	$(52,578)	$(43,585)	$(96,736)	$(79,545)
Net loss allocable to shares of common stock, basic and diluted	$(52,578)	$(43,585)	$(96,736)	$(79,545)
Net loss per share of common stock, basic and diluted	$(1.10)	$(0.92)	$(2.03)	$(1.68)
Weighted-average shares of common stock outstanding, basic and diluted	47,805,493	47,339,464	47,684,236	47,317,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	47,248,685	$47	$705,607	$(57,410)	$648,244
Exercise of options to purchase common stock	68,389	—	333	—	333
Vesting of restricted common stock	11,501	—	—	—	—
Equity-based compensation	—	—	3,848	—	3,848
Net loss and comprehensive loss	—	—	—	(35,960)	(35,960)
Balance at March 31, 2021	47,328,575	$47	$709,788	$(93,370)	$616,465
Exercise of options to purchase common stock	17,652	—	92	—	92
Vesting of restricted common stock	8,652	—	—	—	—
Equity-based compensation	—	—	6,423	—	6,423
Net loss and comprehensive loss	—	—	—	(43,585)	(43,585)
Balance at June 30, 2021	47,354,879	$47	$716,303	$(136,955)	$579,395

Balance at December 31, 2021	47,398,238	$47	$728,683	$(230,374)	$498,356
Exercise of options to purchase common stock	131,788	—	741	—	741
Vesting of restricted common stock	4,413	—	—	—	—
Vesting of restricted stock units	228,244	—	—	—	—
Equity-based compensation	—	—	6,254	—	6,254
Net loss and comprehensive loss	—	—	—	(44,158)	(44,158)
Balance at March 31, 2022	47,762,683	$47	$735,678	$(274,532)	$461,193
Exercise of options to purchase common stock	27,016	—	88	—	88
Vesting of restricted common stock	3,268	—	—	—	—
Vesting of restricted stock units	41,575	—	—	—	—
Equity-based compensation	—	—	5,789	—	5,789
Net loss and comprehensive loss	—	—	—	(52,578)	(52,578)
Balance at June 30, 2022	47,834,542	$47	$741,555	$(327,110)	$414,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMA THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(96,736)	$(79,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,353	360
Non-cash operating lease expense	555	642
Gain on lease modification	—	(287)
Equity-based compensation	12,043	10,271
(Accretion) amortization of marketable securities	(165)	761
Loss on disposal and sale of property and equipment	—	17
Changes in operating assets and liabilities:
(Increase) decrease in income taxes receivable	(66)	1,207
(Increase) in prepaid expenses and other current assets	(8,328)	(2,180)
(Increase) in other assets	—	(2,555)
(Decrease) increase in accounts payable	(1,082)	721
(Decrease) in accrued expenses and other current liabilities	(706)	(2,117)
(Decrease) in income taxes payable	(27)	(189)
(Decrease) in operating lease liability	(900)	(882)
Net cash used in operating activities	(94,059)	(73,776)
Cash flows from investing activities
Purchases of held-to-maturity marketable securities	(209,581)	(397,222)
Proceeds from maturity and redemption of marketable securities	301,831	239,440
Purchases of property and equipment	(1,061)	(183)
Net cash provided by (used in) investing activities	91,189	(157,965)
Cash flows from financing activities
Payment of deferred offering costs	(206)	—
Proceeds from exercise of options to purchase common stock	829	425
Payment of public offering costs	—	(500)
Net cash provided by (used in) financing activities	623	(75)
Net decrease in cash, cash equivalents and restricted cash	(2,247)	(231,816)
Cash, cash equivalents and restricted cash, beginning of the period	79,538	285,159
Cash, cash equivalents and restricted cash, end of the period	$77,291	$53,343
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of Topic 842	$—	$7,478
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,115	$—
Deferred offering costs included in accrued expenses	$4	$—

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

On July 26, 2021, the Company filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), which was automatically declared effective on July 26, 2021 (File No. 333-258174), as amended by Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 on Form S-3 filed on March 1, 2022, in relation to the registration of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof (the “2021 Shelf”). The Company also simultaneously entered into a Sales Agreement ("Sales Agreement") with SVB Leerink LLC (the "Sales Agent") to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, with $150.0 million of common stock currently registered under the 2021 Shelf, and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any sales of its common stock under the Sales Agreement.

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

The Company has determined that its cash, cash equivalents and marketable securities of $395.9 million as of June 30, 2022 will be sufficient to fund its operations for at least one year from the date these condensed consolidated financial statements are issued. To date, the Company has primarily financed its operations through license and collaboration agreements, the sale of preferred shares and preferred stock to outside investors and the completion of the IPO and follow-on public offering. The Company has experienced significant negative cash flows from operations during the six months ended June 30, 2022. The Company does not expect to experience any significant positive cash flows from its existing collaboration agreements and does not expect to have any product revenue in the near term. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as it continues to invest significantly in research and development of its programs. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements include the accounts of Forma Therapeutics Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures generally included in financial statements in conformity with GAAP have been condensed or omitted in accordance with such rules and regulations. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standard Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The financial data and other information contained in the notes thereto as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and in the opinion of the Company’s management, reflect all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. The carrying amounts of the Company’s cash equivalents approximate their fair value due to their short-term nature.

Amounts in restricted cash consist of letters of credit and a security deposit to secure the Company’s facilities. Restricted cash is included in other assets on the condensed consolidated balance sheets. The following table reconciles cash, cash equivalents and restricted cash as of June 30, 2022 and 2021 to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$75,136	$50,873
Restricted cash	2,155	2,470
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$77,291	$53,343

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with the equity holders. There was no difference between net loss and comprehensive loss presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

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

Note 3—Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured or disclosed at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at the Reporting Date Using
	June 30, 2022	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$25,000	$—	$25,000	$—
Commercial paper	16,952	—	16,952	—
Money market funds	29,906	29,906	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	9,881	—	9,881	—
U.S. Treasury securities	72,228	72,228	—	—
Commercial paper	208,014	—	208,014	—
Corporate debt securities	28,843	—	28,843	—
Total	$390,824	$102,134	$288,690	$—

	Fair Value Measurements at the Reporting Date Using
	December 31, 2021	Quoted Prices In Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—Cash equivalents
Repurchase agreement	$25,000	$—	$25,000	$—
Money market funds	49,957	49,957	—	—
Assets—Short-term marketable securities
U.S. Government agency securities	40,022	—	40,022	—
U.S. Treasury securities	27,972	27,972	—	—
Commercial paper	268,472	—	268,472	—
Corporate debt securities	50,271	—	50,271	—
Assets—Long-term marketable securities
U.S. Government agency securities	1,991	—	1,991	—
U.S. Treasury securities	23,958	23,958	—	—
Total	$487,643	$101,887	$385,756	$—

During the six months ended June 30, 2022 and twelve months ended December 31, 2021 there were no transfers into or out of Level 3.

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

The Company’s investments by type consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$9,999	$—	$(118)	$9,881
U.S. Treasury securities	72,977	—	(749)	72,228
Commercial paper	208,756	30	(772)	208,014
Corporate debt securities	29,035	—	(192)	28,843
Total	$320,767	$30	$(1,831)	$318,966

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. Government agency securities	$42,032	$—	$(19)	$42,013
U.S. Treasury securities	52,048	—	(118)	51,930
Commercial paper	268,471	38	(37)	268,472
Corporate debt securities	50,301	—	(30)	50,271
Total	$412,852	$38	$(204)	$412,686

As marketable securities are considered held-to-maturity, the unrealized gains and losses are not recorded within the condensed consolidated financial statements.

As of June 30, 2022 and December 31, 2021, the Company held 45 and 34 investments, respectively, in an unrealized loss position with an aggregate fair value of $293.4 million and $219.3 million, respectively. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these investments to be primarily attributable to economic and market conditions.

Note 5—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Manufacturing and clinical prepaid expenses	$10,688	$5,559
Other prepaid expenses	4,483	3,549
Other non-trade receivables	3,318	1,079
Total	$18,489	$10,187

Note 6—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer and office equipment	$1,787	$1,593
Software	388	388
Lab equipment	1,854	1,906
Furniture and fixtures	1,368	1,248
Leasehold improvements	13,995	13,386
Construction in process	148	175
Total	19,540	18,696
Less: Accumulated depreciation	(5,905)	(4,769)
Total	$13,635	$13,927

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2022 and 2021 totaled $0.7 million and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment totaled $1.4 million and $0.4 million, respectively.

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Manufacturing and clinical accruals	$12,513	$11,001
Employee compensation	6,991	8,508
Other research and development related accruals	2,853	3,804
Professional and consulting services	1,071	971
Other current liabilities	1,618	1,464
Total	$25,046	$25,748

Note 8—Commitments and Contingencies

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses and costs incurred by the indemnified party, generally the Company’s customers, in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2022 and December 31, 2021, the Company had not incurred any costs for the above guarantees and indemnities.

Note 9—Stockholders’ Equity

Common Stock Reserved for Future Issuances

As of June 30, 2022, the Company had reserved for future issuance the following number of shares of common stock:

Number of Shares Reserved
For exercise of stock options under the 2019 Stock Incentive Plan	3,546,461
For exercise of stock options under the 2020 Stock Option and Incentive Plan	3,041,526
For restricted stock units granted under the 2020 Stock Option and Incentive Plan	1,680,687
For future issuance under the 2020 Stock Option and Incentive Plan	2,527,779
For future issuance under the 2020 Employee Stock Purchase Plan	1,314,014
Total	12,110,467

Note 10—Equity-Based Compensation

2020 Stock Option and Incentive Plan

The Company grants stock-based awards under the 2020 Stock Option and Incentive Plan (the “2020 Plan”). The Company also has stock options and restricted common stock outstanding under the 2019 Stock Incentive Plan (the “2019 Plan”) and 2012 Equity Incentive Plan, as Amended and Restated, (the “2012 Plan”) respectively, but is no longer granting awards under such plans. All shares of common stock underlying any awards that are forfeited, canceled, expired, repurchased, or otherwise terminated under the 2020 and 2019 Plans are added back to the shares of common stock available for issuance under the 2020 Plan, while all unvested shares under the 2012 Plan that are forfeited, canceled or are otherwise terminated that are reserved under the 2012 Plan are automatically retired. On January 1, 2022, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,896,454 shares as a result of the automatic increase provision of the 2020 Plan. As of June 30, 2022, there were 2,527,779 shares available for future issuance under the 2020 Plan.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,702	$2,554	$5,413	$4,009
General and administrative	3,087	3,869	6,630	6,262
Total	$5,789	$6,423	$12,043	$10,271

Restricted common stock	$13	$76	$38	$176
Restricted stock units	2,108	2,598	4,657	3,648
Stock options	3,668	3,749	7,348	6,447
Total	$5,789	$6,423	$12,043	$10,271

Stock Options

The following table summarizes the Company’s stock option activity under the 2019 and 2020 Plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,942,569	$14.12	8.1	$33,891
Granted	1,030,190	9.57
Exercised	(158,804)	5.22
Forfeited	(225,968)	19.28
Outstanding as of June 30, 2022	6,587,987	$13.44	8.1	$5,833
Exercisable as of June 30, 2022	3,156,390	$11.64	7.7	$3,767
Vested and expected to vest as of June 30, 2022	6,587,987	$13.44	8.1	$5,833

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 was $6.63 and $23.99, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $0.9 million and $2.7 million, respectively.

As of June 30, 2022, there was approximately $33.5 million of unrecognized equity-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of approximately 2.4 years.

Stock Options Valuation

The following assumptions were used in determining the fair value of stock options presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.96%	1.03%	1.97%	0.96%
Expected term (in years)	5.9	5.9	6.0	6.0
Expected volatility	80.4%	77.4%	79.9%	77.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity under the 2020 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	817,704	$33.31
Granted	1,221,897	$9.47
Vested	(269,819)	$36.42
Forfeited	(89,095)	$21.32
Unvested as of June 30, 2022	1,680,687	$16.11

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2022 was $9.8 million. No restricted stock units vested during the six months ended June 30, 2021. The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2021 was $36.11 per share.

As of June 30, 2022, there was approximately $23.8 million of unrecognized equity-based compensation expense related to the restricted stock units that is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity under the 2012 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2021	13,118	$4.11
Vested	(7,681)	$5.25
Forfeited	(1,182)	$1.95
Issued and unvested as of June 30, 2022	4,255	$2.68

The aggregate fair value of restricted common stock that vested during the six months ended June 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively.

As of June 30, 2022, there was less than $0.1 million of unrecognized equity-based compensation expense related to the restricted common stock that is expected to be recognized over a weighted-average period of less than one year.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“ESPP”) became effective June 2020. On January 1, 2022, the number of shares of common stock available for issuance under the ESPP increased by 473,982 shares as a result of the automatic increase provision of the ESPP. As of June 30, 2022, no shares have been issued under the ESPP and 1,314,014 shares remain available for issuance. The Company initiated its first offering period under the ESPP on July 1, 2022. The offering period ends on December 30, 2022.

Note 11—Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	6,587,987	6,085,992	6,587,987	6,085,992
Restricted common stock	4,255	29,314	4,255	29,314
Restricted stock units	1,680,687	755,220	1,680,687	755,220

Note 12—Income Taxes

Income taxes for the three months ended June 30, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the six months ended June 30, 2022, the Company recorded an insignificant income tax (benefit). For the six months ended June 30, 2021, the Company recorded income tax expense of $0.1 million. The Company’s income tax expense for the six months ended June 30, 2021 was related to state tax expense generated against investment income and tax expense related to a provision to return adjustment on carryback claims previously filed.

Note 13—Equity Investment

The Company holds a preferred share equity investment in Valo Health, Inc. (“Valo Health”) which the Company received, among other consideration, in connection with the Company’s divesture of select hit discovery capabilities to Valo Health during the year ended December 31, 2020. As the preferred shares do not have a readily determinable fair value and the Company does not have a significant influence on the operating and financial policies of Valo Health, the Company accounted for its equity investment in Valo Health by applying the measurement alternative under ASC 321, Equity Securities (“ASC 321”). As of June 30, 2022, no impairments, nor any upward or downward adjustments have been recognized on the equity investment in Valo Health as there have been no observable price changes. The carrying value of the Company’s equity investment in Valo Health, which is classified in other assets in the condensed consolidated balance sheets, was equal to $10.0 million each as of June 30, 2022 and December 31, 2021.

Note 14—Subsequent Event

On July 27, 2022, the Company entered into an exclusive worldwide license agreement with Rigel Pharmaceuticals, Inc., or Rigel, to develop, manufacture and commercialize olutasidenib. Under the terms of the agreement, Forma will receive an upfront payment of $2.0 million and is eligible to receive (i) an additional $17.5 million upon the achievement of certain near-term regulatory, approval, and first commercial sale milestones and (ii) a total of up to $215.5 million in connection with the achievement of certain development and commercial milestones. Forma is also eligible to receive tiered royalties in the low-teens to mid-thirties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 1, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, etavopivat, is a novel, oral, once-daily, potentially disease-modifying therapy initially being studied for the treatment of SCD. SCD, one of the most common single-gene disorders in the world, is a chronic hemolytic anemia that affects hemoglobin, the iron-containing protein in red blood cells, or RBCs, that delivers oxygen to cells throughout the body. SCD is often characterized by low hemoglobin levels, painful vaso-occlusive crises, or VOCs, progressive multi-organ damage and early death. Etavopivat is a potent activator of pyruvate kinase-R, or PKR, designed to improve RBC metabolism, function and survival, and potentially resulting in both increased hemoglobin levels and reduced VOCs. We have completed our evaluation of etavopivat in a multi-center, placebo-controlled Phase I trial in SCD patients ages 12 years and older. Based on the results of the Phase I trial, we opened a global pivotal Phase II/III trial, which we refer to as the Hibiscus Study, in SCD patients in late 2020 and began enrolling patients in the first quarter of 2021. In June 2021, we announced initial data from our 12-week open-label extension, or OLE, cohort of our Phase I trial studying effects of 400 mg of etavopivat once-daily on SCD patients and provided updated results in December 2021 and May 2022. We have initiated a Phase II trial in patients with either transfusion dependent SCD, transfusion dependent thalassemia, or non-transfusion dependent thalassemia. We have received Fast Track, Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration, or FDA, for etavopivat in SCD patients. The European Medicines Agency has granted Orphan Drug designation to etavopivat for the treatment of SCD.

Our other product candidate, FT-7051, is a potent and selective inhibitor of CREB-binding protein/E1A binding protein p300, or CBP/p300, in clinical development for the treatment of mCRPC. Prostate cancer is reported as the second and third leading cause of cancer death for men in the United States and in Europe, respectively, and mCRPC is the most advanced form of the disease. Prostate cancer cell growth is driven by activity of the androgen receptor. Virtually all patients with advanced disease who demonstrate initial clinical responses to current treatments eventually acquire resistance to these agents. Third party studies have shown that approximately 20% to 40% of mCRPC patients who develop resistance express an androgen receptor, or AR, splice variant called AR-v7. Studies have demonstrated that CBP/p300 is a co-activator of the AR, and, therefore, we believe that inhibiting CBP/p300 may play an important role in the suppression of mCRPC in patients having AR resistant variants. The FDA cleared our investigational new drug application, or IND, for FT-7051 in April 2020, and we dosed the first patient in our Phase I trial, which we refer to as the Courage Study, in mCRPC patients in January 2021. In October 2021, initial results from eight patients in this Phase I trial were presented at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. In May 2022, we announced that 25 patients have enrolled in the Phase I trial.

On July 27, 2022, we entered into an exclusive worldwide license agreement with Rigel Pharmaceuticals, Inc., to develop, manufacture and commercialize our compound, olutasidenib, a selective inhibitor of mutant isocitrate dehydrogenase 1, or mIDH1. IDH1 mutations have been shown to be oncogenic for patients with acute myeloid leukemia, or AML, and glioma. We have successfully completed a registrational Phase II trial for olutasidenib in relapsed / refractory acute myeloid leukemia, or R/R AML. In December 2021, we presented the first Phase II results of olutasidenib used in combination with azacitidine at the American Society of Hematology (ASH) Annual Meeting. We are progressing a new drug application, or NDA, for the treatment of R/R AML. We are also completing our exploratory Phase I clinical trial for olutasidenib in glioma.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Historically, our revenue has been primarily derived from collaboration agreements to discover, develop, and commercialize drug candidates. Our collaboration arrangements with Celgene Corporation were all terminated in December 2018, upon which we entered into a worldwide license agreement with Celgene Corporation, now Bristol-Myers Squibb, for FT-1101 and USP30 which were delivered during the year ended December 31, 2019. In May 2021, we received written notice from Bristol-Myers Squibb of their termination of the license agreement related to FT-1101. In July 2021, we received written notice from Boehringer Ingelheim of their termination of the license related to our protein modulator molecule. We expect revenue for the next several years will be derived primarily from milestone payments under our remaining license agreements with Bristol-Myers Squibb and Boehringer Ingelheim, if Bristol-Myers Squibb or Boehringer Ingelheim achieve certain specified commercial, development and regulatory milestones in their ongoing development of our licensed compounds and potential royalties upon future sales of these licensed compounds, as well as other collaboration and license agreements that we may enter in the future, if any. We have not recognized any revenue in the three and six months ended June 30, 2022 and 2021.

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

We track direct research and development expenses, consisting principally of external costs, such as costs associated with CROs and manufacturing of preclinical and clinical drug product and other outsourced research and development expenses to specific product programs once a product candidate has been selected. We do not allocate internal research and development expenses consisting of employee and contractor-related costs, costs associated with our research and facility expenses, including depreciation or other indirect costs, to specific product candidate programs because these costs are deployed across multiple product candidate programs under research and development and, as such, are separately classified. The table below summarizes our research and development direct expenses for non-partnered product candidates and both external and internal costs that were unallocated to programs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Etavopivat	$13,423	$12,157	$22,162	$21,951
FT-7051	1,336	1,615	2,822	2,584
Olutasidenib	4,110	4,727	7,508	8,690
External predevelopment and unallocated expenses	3,824	2,760	6,055	5,289
Internal research and development expenses	16,366	10,328	31,785	19,416
Total research and development expense	$39,059	$31,587	$70,332	$57,930

We invest carefully in our pipeline and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our etavopivat and FT-7051 programs to increase as the programs progress through clinical development. We expect costs associated with olutasidenib to decrease over time as the ongoing clinical trials for olutasidenib in AML and glioma progress towards completion.

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
▪
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
▪
effectively competing with other therapies, if etavopivat, or FT-7051 is approved;
▪
our ability to obtain and maintain patent, trade secret and other intellectual property protection for etavopivat and FT-7051 and regulatory exclusivity for etavopivat and FT-7051, if and when approved;

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

Our general and administrative expenses may increase in the future as our organization and headcount needed to support our research and development activities grows and the potential commercialization of our product candidates, if approved. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Interest Income

Interest income consists of interest generated from our cash, cash equivalents and marketable securities and amortization and accretion of purchase premiums and discounts associated with our investments.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of gains and losses recognized from the revaluation of foreign exchange rates due to timing of payments made on accounts payable.

Income Taxes

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates, adjusted for non-deductible expenses, research and development tax credits, equity-based compensation book and tax differences, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. However, due to the full valuation allowance on our deferred tax assets, the net impact to our overall income tax expense is not material.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	($)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	39,059	31,587	7,472
General and administrative	13,939	12,471	1,468
Total operating expenses	52,998	44,058	8,940
Loss from operations	(52,998)	(44,058)	(8,940)
Other income:
Interest income	599	309	290
Other (expense) income, net	(192)	272	(464)
Total other income, net	407	581	(174)
Loss before taxes	(52,591)	(43,477)	(9,114)
Income tax (benefit) expense	(13)	108	(121)
Net loss	$(52,578)	$(43,585)	$(8,993)

Collaboration Revenue

There was no collaboration revenue for the three months ended June 30, 2022 and 2021.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	($)
Etavopivat	$13,423	$12,157	$1,266
FT-7051	1,336	1,615	(279)
Olutasidenib	4,110	4,727	(617)
External predevelopment and unallocated expenses	3,824	2,760	1,064
Internal research and development expenses	16,366	10,328	6,038
Total research and development expense	$39,059	$31,587	$7,472

Research and development expense increased by $7.5 million from $31.6 million for the three months ended June 30, 2021 to $39.1 million for the three months ended June 30, 2022.

The increase in research and development expense was primarily attributable to a $6.0 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs, an increase of $1.1 million for etavopivat predevelopment activities and olutasidenib NDA activities, a $1.3 million increase in external spend for etavopivat development and commercial product starting material costs, offset by a $0.6 million decrease for olutasidenib as the study advanced towards completion.

General and Administrative Expense

General and administrative expense increased by approximately $1.5 million from $12.5 million for the three months ended June 30, 2021 to $13.9 million for the three months ended June 30, 2022.

The increase in general and administrative expense was primarily attributable to a $1.6 million increase in personnel-related costs due to executive and staff hiring, a $0.7 million increase in professional services and other operating expenses, offset by a decrease in equity-based compensation of $0.8 million.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	($)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	70,332	57,930	12,402
General and administrative	27,075	22,338	4,737
Total operating expenses	97,407	80,268	17,139
Loss from operations	(97,407)	(80,268)	(17,139)
Other income:
Interest income	888	571	317
Other (expense) income, net	(227)	268	(495)
Total other income, net	661	839	(178)
Loss before taxes	(96,746)	(79,429)	(17,317)
Income tax (benefit) expense	(10)	116	(126)
Net loss	$(96,736)	$(79,545)	$(17,191)

Collaboration Revenue

There was no collaboration revenue for the six months ended June 30, 2022 and 2021.

Research and Development Expense

The following table summarizes our research and development expenses for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	($)
Etavopivat	$22,162	$21,951	$211
FT-7051	2,822	2,584	238
Olutasidenib	7,508	8,690	(1,182)
External predevelopment and unallocated expenses	6,055	5,289	766
Internal research and development expenses	31,785	19,416	12,369
Total research and development expense	$70,332	$57,930	$12,402

Research and development expense increased by $12.4 million from $57.9 million for the six months ended June 30, 2021 to $70.3 million for the six months ended June 30, 2022.

The increase in research and development expense was primarily attributable to a $12.4 million increase in internal research and development expenses due to an increase in research and development staff to support advancement of our etavopivat and other programs, an increase of $0.8 million in external predevelopment spend and unallocated expenses predominately related to investment in our preclinical programs, an increase of $0.2 million for our FT-7051 program due to progression of our Phase I clinical trial, and a $0.2 million increase for our etavopivat program driven by timing of contract manufacturing organization, or CMO, offset by a $1.2 million decrease for our olutasidenib program as the study advanced towards completion.

General and Administrative Expense

General and administrative expense increased by approximately $4.7 million from $22.3 million for the six months ended June 30, 2021 to $27.1 million for the six months ended June 30, 2022.

The increase in general and administrative expense was primarily attributable to a $3.2 million increase in personnel-related costs due to executive and staff hiring, a $0.4 million increase in equity-based compensation, and a $1.1 million increase in software expenses and other operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and completion of our initial public offering, or IPO, and follow-on public offering. From inception through June 30, 2022, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $395.9 million.

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

Continued cash generation is highly dependent on our ability to establish new third-party collaborators, through out-licensing of assets and from potential milestones from existing out-licensed programs with Bristol-Myers Squibb and Boehringer Ingelheim, in addition to our ability to finance our operations through a combination of equity offerings, debt financings, collaboration arrangements and strategic transactions. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the six months ended June 30, 2022 we experienced a loss from operations and negative cash flows from operations. We anticipate incurring operating losses and negative cash flows from operations for the foreseeable future, particularly as we move forward with our clinical-stage programs. We do not expect to generate revenue from product sales for several years, if at all.

Cash Flows

The following table summarizes our sources and uses of cash for each period presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(94,059)	$(73,776)
Investing activities	91,189	(157,965)
Financing activities	623	(75)
Net decrease in cash, cash equivalents and restricted cash	$(2,247)	$(231,816)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our platform, drug discovery efforts and related infrastructure.

Net cash used in operating activities increased by approximately $20.3 million from $73.8 million for the six months ended June 30, 2021 to $94.1 million for the six months ended June 30, 2022. The increase was primarily attributable to the increase in net loss incurred in the six months ended June 30, 2022 of $17.2 million, offset by the impact of equity-based compensation of $1.8 million and the gain on lease modification of $0.3 million. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $6.1 million, an increase in accrued expenses and other current liabilities of $1.4 million, an increase in income taxes receivable of $1.3 million, offset by a decrease in other assets of $2.6 million, and a decrease in accounts payable of $1.8 million.

Investing Activities

For the six months ended June 30, 2022, our net cash provided by investing activities was primarily attributable to proceeds of $301.8 million from the maturity and redemption of marketable securities, offset by purchases of held-to-maturity marketable securities of $209.6 million. For the six months ended June 30, 2021, our net cash used in investing activities was primarily attributable to proceeds of $239.4 million from the maturity and redemption of marketable securities, offset by purchases of held-to-maturity marketable securities of $397.2 million.

Financing Activities

For the six months ended June 30, 2022, our net cash provided by financing activities was attributable to proceeds of $0.8 million from the exercise of options to purchase common stock, offset by the payment of $0.2 million of deferred offering costs. For the six months ended June 30, 2021, our net cash used in financing activities was attributable to proceeds of $0.4 million from the exercise of options to purchase common stock, offset by the payment of $0.5 million of public offering costs.

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

As of June 30, 2022, our cash, cash equivalents and marketable securities of $395.9 million will be sufficient to finance our operating expenses and capital expenditure requirements through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
▪
the costs necessary to obtain regulatory approvals, if any, for our product candidates in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor, raw materials and research and development. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 and 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary compound libraries, novel target discovery engine and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily with proceeds from our license and collaboration agreements, through the issuance and sale of our preferred shares and preferred stock to outside investors and the completion of our initial public offering, or our IPO, and follow-on public offering. From inception through June 30, 2022, we have raised an aggregate of $144.0 million in gross proceeds from sales of our preferred shares and preferred stock, $551.9 million in net proceeds from the sale of our common stock, and approximately $895.8 million in proceeds from our collaboration arrangements with third parties. In March 2019, we declared and, in March 2019 and April 2019 made, a one-time distribution in the aggregate amount of approximately $44.0 million among various of our then-shareholders as a partial return of investment capital. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $395.9 million. Although we have been profitable in prior years, due to our significant research and development expenditures and the termination of certain collaboration arrangements, we have experienced periods of negative cash flows from operations, even in periods of operating income. For the six months ended June 30, 2022, we experienced a loss from operations and negative cash flows from operations. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

▪
complete preclinical studies, initiate and complete clinical trials for our product candidates;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic, higher interest rates, diminished credit availability and global political and economic instability, have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. With uncertainty in the capital markets, rising interest rates and other factors, we cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of the current or future product candidates in our lead program in SCD, of which our lead product candidate, etavopivat, is in a Phase II/III clinical development for SCD and a Phase II clinical development for transfusion dependent SCD, transfusion dependent thalassemia, and non-transfusion dependent thalassemia. Etavopivat will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, FT-7051, is in Phase I development for the treatment of mCRPC. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the U.S. Food and Drug Administration, or FDA, regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2, which causes COVID-19 surfaced in Wuhan, China and has reached multiple other regions and countries, including Watertown, Massachusetts where our primary office and laboratory space is located. The ongoing global COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccination mandates and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information concerning the severity of the COVID-19 pandemic, the impact of new strains of COVID-19, such as Delta and Omicron, the effectiveness, availability and utilization of vaccines and boosters, the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. (and outside of the U.S.), including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. A rise in the number of COVID-19 cases, including as a result of new variants of the virus, could cause a more widespread or severe impact on commercial activity depending on where infection rates are highest. For example, similar to other biopharmaceutical companies, our ability to enroll patients in clinical trials has been impacted and we are experiencing delays in the dosing of patients in our clinical trials as well as in activating new trial sites. The COVID-19 pandemic may also affect employees of third-party CROs or contract manufacturing organizations, or CMOs, located in affected geographies that we rely upon to carry out our clinical trials. For example, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, as a result of medical complications associated with SCD and mCRPC, the patient populations that our lead and other product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have entered into licensing arrangements with Rigel Pharmaceuticals, Inc., Boehringer Ingelheim and Celgene Corporation, now Bristol-Myers Squibb Company, and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. For example, in March 2020, we sold select hit discovery capabilities and related assets to Valo Health, Inc. that aims to increase the efficiency of medicine development using computational-enabled capabilities. Under the deal terms, we received an upfront cash payment, additional cash installment payments and equity in Valo Health, Inc. as consideration. We are also eligible to receive low single digit future royalties on the aggregate net sales of any products that bind to a target in certain identified target classes, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents and (ii) ten years after such first commercial sale. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

We also own patents and patent applications related to our isocitrate dehydrogenase 1 gene (IDH1) program (FT-2102, or also referred to as “olutasidenib”). The FT-2102 compound is covered through at least September 2035 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted patents in the U.S., Europe, Japan, China and other countries. The FT-2102 drug product is covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by additional granted U.S. patents and pending applications. FT-2102 is also covered through at least May 2039 (not including any patent term extension, supplementary protection certificate, pediatric exclusivity, or other extension or data exclusivity) by granted U.S. patents and pending patent applications for the uses of FT-2102 in methods of treatment currently in clinical development.

In addition, we own patents and patent applications expected to expire between 2034 and 2042 (if granted) protecting a variety of additional novel compounds discovered by our target discovery engine for multiple therapeutic targets including ubiquitin specific protease 1 (USP1), CBP/p300 and others.

As of July 20, 2022, our patent portfolio covering these additional novel compounds discovered by our target discovery engine included a number of additional patent families. Patent term adjustments, SPC filings, and/or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

Other parties may have developed technologies related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after earliest priority date of patent filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license or in pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

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

Furthermore, even if we are able to obtain patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

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

We are highly dependent on the research and development, clinical and business development expertise of Frank D. Lee, our President and Chief Executive Officer, Agustin Melian, M.D., our Executive Vice President, Research and Development, Todd Shegog, our SVP, Chief Financial Officer, Jeannette Potts, Ph.D., J.D., our SVP, General Counsel, John E. Bishop, Ph.D., our SVP, Chief Technology Officer, and Brian Lesser, our SVP, Commercial, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of July 20, 2022, we had 189 full-time employees. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the global outbreak of COVID-19 and the Russian invasion of Ukraine. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, and interest rates continue to increase, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Furthermore, our stock price has declined and may further decline due in part to the volatility of the stock market and the general economic downturn. The recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may materially harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to develop our product candidates.

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

The dual class structure of our common stock may also limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. As of June 30, 2022, entities affiliated with or managed by certain of our stockholders hold an aggregate of 2,505,825 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 5.2% of the voting power of our outstanding common stock as of June 30, 2022. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

*As of January 1, 2022, we no longer qualified as an "emerging growth company" or a "smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies are no longer available to us for this fiscal year ending December 31, 2022. However, commencing December 31, 2022, we will no longer be a large accelerated filer and will requalify as a smaller reporting company. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

In addition, as a large accelerated filer, we must comply with certain disclosure requirements that were not previously applicable to us as a smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. For our SEC filings reporting on the periods between January 1, 2022 and December 31, 2022, we are no longer able to rely on these reduced requirements. However, based on the market value of our common stock that was held by non-affiliates as of June 30, 2022, we will no longer be a large accelerated filer, effective as of January 1, 2023, and will regain smaller reporting company status and will be able to avail ourselves of the reduced disclosure requirements.

Given that the market value of our common stock that was held by non-affiliates as of June 30, 2022 was less than $560 million and our annual revenues were less than $100 million, we will be deemed a smaller reporting company and no longer qualify for such status commencing January 1, 2023. As a smaller reporting company, we will be permitted and intend to rely on reduced disclosure requirements that are applicable to other public companies that are smaller reporting companies. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide supplemental financial information or risk factors. After January 1, 2023, we will be able to rely on these reduced requirements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39333) filed with the SEC on June 23, 2020)

10.1*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

FORMA THERAPEUTICS HOLDINGS, INC

Date: August 5, 2022	By:	/s/ Frank D. Lee
Frank D. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer
(Principal Financial and Accounting Officer)